Form 10QSB
period 2005-09-30
Atlantic Bancshares, Inc.
filed 2005-11-22
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 333-127242

ATLANTIC BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

South Carolina	20-3047433
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

1 Sherington Drive, Suite J (Sheridan Park)
Bluffton, South Carolina 29910
(Address of principal executive offices)

(843) 815-7111
(Issuer’s telephone number)

______________________________

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes           No  X

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                               Yes        No  X

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10 shares of common stock, no par value per share, outstanding as of November 18, 2005.

        Transitional Small Business Disclosure Format (check one):      Yes      No  X

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

Part I – Financial Information

Item 1.   Financial Statements

Balance Sheet
September 30, 2005
(unaudited)

Assets
Cash	$30,440
Accounts receivable	1,542
Furniture and equipment	37,813
Leasehold improvements	103,324
Deferred stock issuance costs	52,160
Other assets	27,885

Total assets	$253,164

Liabilities and Shareholder's Deficit

Liabilities
Accounts payable	$170,745
Notes payable	474,913

Total liabilities	645,658

Commitments and Contingencies - Notes 3

Shareholder's Deficit
Preferred stock, no par value; 10,000,000 shares
authorized; none issued and outstanding	-
Common stock, no par value; 10,000,000 shares
authorized; 10 shares issued and outstanding	100
Deficit accumulated in the development stage	(392,594)

Total shareholder's deficit	(392,494)

Total liabilities and shareholder's deficit	$253,164

The accompanying notes are an integral part of this financial statement.

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

Statements of Operations
For the Quarter Ended September 30, 2005 and
For the Period from October 1, 2004 (Inception) to September 30, 2005
(unaudited)

		For the period from
	For the quarter	October 1, 2004
	ended	(Inception) to
	September 30, 2005	September 30, 2005

Expenses
Salaries, payroll taxes and benefits	$90,678	$161,297
Professional fees	55,470	101,986
Director training	2,175	2,175
Advertising	26,347	26,576
Rent	12,925	51,069
Telephone	4,514	4,661
Insurance	3,528	3,903
Office supplies	3,483	3,633
Travel and entertainment	4,655	6,714
Application fees	--	7,688
Interest on note payable	5,167	5,167
Web site development	2,500	2,500
Utilities	879	1,582
Other	646	13,643

Total expenses	212,967	392,594

Net loss and accumulated deficit	$(212,967)	$(392,594)

The accompanying notes are an integral part of this financial statement.

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

Statement of Changes in Shareholder’s Deficit
For the Period October 1, 2004 (Inception) to September 30, 2005
(unaudited)

			Deficit
			Accumulated
	Common Stock		in the
	Shares	Amount	Development Stage	Total

Proceeds from issuance of common stock	10	$100	$-	$100

Net loss for the period
October 1, 2004 to September 30, 2005			(392,594)	(392,594)

Balance, September 30, 2005	10	$100	$(392,594)	$(392,494)

The accompanying notes are an integral part of this financial statement.

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

Statement of Cash Flows
For the Period October 1, 2004 (Inception) to September 30, 2005
(unaudited)

Cash flows from operating activities
Net loss	$(392,594)
Deferred stock issuance costs	(52,160)
Accounts receivable	(1,542)
Other assets	(27,885)
Accounts payable	170,745

Cash used by operating activities	(303,436)

Cash flows from investing activities
Purchases of furniture and equipment	(37,813)
Payments for leasehold improvements	(103,324)

Cash used by investing activities	(141,137)

Cash flows from financing activities
Proceeds from notes payable	474,913
Proceeds from issuance of stock
100

Cash provided by financing activities	475,013

Net increase in cash	30,440

Cash balance at beginning of period	-

Cash balance at end of period	$30,440

The accompanying notes are an integral part of this financial statement.

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Organization – Atlantic Bancshares, Inc. (the “Company”) was formed as a corporation to organize and own all of the capital stock of Atlantic Community Bank (the “Bank”), a proposed state chartered bank to be located in Bluffton, South Carolina, by a group of eight individuals (the “Organizers”). Upon receipt of all regulatory approvals, the proposed Bank will engage in general commercial banking. The Organizers have received conditional approval from the South Carolina Board of Financial Institutions to obtain a state bank charter and from the Federal Deposit Insurance Corporation (FDIC) for deposit insurance. The Company is awaiting approval from the Federal Reserve Board. Provided the necessary capital is raised and the necessary regulatory approvals are received, it is expected that the Bank will commence operations in December 2005 or January 2006. The Company intends to have a December 31 year end.

The Company plans to raise a minimum of $9,600,000 by offering for sale 960,000 shares of its common stock. The Company plans to use $8,800,000 of the proceeds to capitalize the bank. The organizers, directors, executive officers, and members of their immediate families expect to purchase a total of 110,000 shares at an aggregate purchase price of approximately $1,100,000. The stock offering is expected to close in December 2005.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it devotes substantially all its efforts to establishing a new business. As of September 30, 2005, the Company’s planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

Organizational and Pre-Opening Costs – Activities since inception have consisted of organizational activities necessary to obtain regulatory approvals and preparation activities to commence business as a commercial bank. Organizational costs are primarily legal fees related to the incorporation and organization of the Bank. Pre-opening costs are primarily employees’ salaries and benefits, and other operational expenses related to the preparation for the Bank’s opening. The organizational and pre-opening costs are charged against the Company’s and the Bank’s initial period operating results.

Offering Expenses – Offering expenses, consisting principally of direct incremental costs of the stock offering, will be deducted from the proceeds of the offering. Such offering expenses are classified as deferred stock issuance costs until the close of the stock offering.

At the completion of the sale of common stock and the opening of the Bank, incurred organizational and pre-opening costs, estimated to be $750,000, will be charged against the Bank’s initial period operating results. Offering expenses, estimated to be approximately $390,000, will be deducted from the proceeds of the offering. At September 30, 2005, the Company has incurred $52,160 in offering related costs.

Premises, Furniture and Equipment – Premises, furniture and equipment include leasehold improvements, furniture and equipment, and automobiles. Leasehold improvements are amortized on a straight line basis over the life of the lease. Amortization of leasehold improvements will begin when the property currently under lease is put into service for its intended purpose to serve as a branch location for Atlantic Community Bank. Furniture and equipment and automobiles will be depreciated on a straight line basis over the estimated useful lives of the assets. The range of estimated useful lives for premises, furniture and equipment is as follows:

Furniture and equipment	5 - 10 years
Automobiles	3 years

Income Taxes – Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally net operating loss carryforwards.

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Outsourcing Contracts – The Company has entered into outsourcing contracts with Jack Henry & Associates to provide data processing related services to the proposed bank. These contracts typically require initial payments for setup of hardware and software and monthly payments which vary based on the volume of transactions. Initial up-front fees will be capitalized and amortized over the initial contract terms and monthly payments will be expensed as incurred.

NOTE 2 – LEASEHOLD IMPROVEMENTS

Leasehold improvements consist of costs associated with improvements to a commercial space leased in Bluffton, South Carolina. This property will serve as the site of the Bank’s initial office location. Additional expenditures for leasehold improvements prior to the branch being placed in service are estimated to be $105,000.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement for a minimum term of thirty-six months which ends on October 31, 2007. Monthly rental expense for the initial term is $5,063. The lease agreement provides for two three-year renewal terms with monthly rental amounts of $5,428 and $5,792 for the two terms, respectively. This space will serve as the initial bank office location for Atlantic Community Bank.

The Company entered into a lease agreement beginning September 1, 2005 for a minimum term of one year, ending on August 31, 2006. Monthly rental expense for the initial term is $1,666. The lease agreement provides for one six-month renewal term. This space will serve as the operations department for Atlantic Community Bank.

The Company has assumed liability for a lease agreement for an automobile. The lease terms call for monthly payments of $400. The lease expires October 20, 2007.

Under these assumptions, minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years in the aggregate are:

2005	$34,378
2006	78,881
2007	54,630

$167,889

As stated in Note 1 above, the Company has entered into agreements with Jack Henry & Associates for its core processing software and teller software services. All of these agreements are dependent on the bank opening for business.

NOTE 4 – INCOME TAXES

As of September 30, 2005, Atlantic Bancshares, Inc. had a net operating loss carry forward of $392,594. There was no benefit for income taxes for the period from October 1, 2004 (inception) to September 30, 2005, since a 100% valuation reserve is being maintained for the net operating loss carry forward.

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

NOTE 5 – LINE OF CREDIT

The Company has established a $1,000,000 line of credit with a bank to fund operating expenses during the development stage. The line is uncollateralized and has a limited guaranty by the eight organizers. The line bears a variable rate of interest at the prime rate minus 0.5 percent (6.25 percent at September 30, 2005) and matures on June 5, 2006. Interest is due on a monthly basis and the unpaid principal balance is due at maturity. As of September 30, 2005, $474,913 was outstanding on this line of credit.

NOTE 6 – SHAREHOLDER’S EQUITY

The Company has the authority to issue up to 10,000,000 shares of voting common stock with no par value and to issue up to 10,000,000 shares of preferred stock with no par value. As of September 30, 2005, 10 shares have been issued to the chief executive officer. It is expected that these shares will be redeemed upon the close of the stock offering.

NOTE 7 – EMPLOYMENT CONTRACT

The Bank has entered into a three-year employment contract with its president and chief executive officer. The employment term began June 1, 2005. The executive is entitled to certain additional benefits, including stock options, health insurance, country club dues, and paid vacation. Auto allowances and life insurance are among other benefits provided to the executive.

The Bank has also entered into similar arrangements with its chief financial officer and chief credit officer. Each officer has a three year contract and is entitled to various benefits including stock options, health insurance and paid vacation.

NOTE 8 – RECENTLY ISSUED ACCOUNTING STANDARDS

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company have occurred during the quarter ended September 30, 2005, other than the items described below.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the Company’s next fiscal year that begins after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of SFAS No. 123(R). SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123(R).

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

NOTE 8 – RECENTLY ISSUED ACCOUNTING STANDARDS – continued

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

Item 2.    Management’s Discussion and Analysis or Plan of Operations

The following is a discussion of our financial condition as of September 30, 2005, and the results of operations for the period October 1, 2004 (Inception) through September 30, 2005. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	our lack of operating history;

•	potential delays in the opening date of the bank;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	the level of allowance for loan loss and the lack of seasoning of our loan portfolio, once we open;

•	the rate of delinquencies and amounts of charge-offs, once we open;

•	the rates of loan growth, once we open;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Our principal activities to date have related to our organization, the conducting of our initial public offering, the pursuit of approvals from the South Carolina State Board of Financial Institutions (State Board) for our application to charter the bank, our pursuit of approvals from the FDIC for our application for deposit insurance, and our pursuit of approvals from the Federal Reserve Board to form a holding company. We have received preliminary approval from the State Board and the FDIC. We are awaiting preliminary approval from the Federal Reserve Board.

At September 30, 2005 we had total assets of $253,164, consisting of cash of $30,440, accounts receivable of $1,542, furniture and equipment of $37,813, leasehold improvements of $103,324, deferred stock issuance costs of $52,160 and other assets of $27,885.

Our liabilities at September 30, 2005 were $645,658, consisting of a note payable of $474,913 and accounts payable of $170,745. We had a shareholder’s deficit of $392,494 at September 30, 2005.

We had a net loss of $392,594 for the period October 1, 2004 (inception) to September 30, 2005. These losses resulted from expenses incurred in connection with activities related to our organization. These activities included the preparation and filing of applications with the State Board to charter the bank, the FDIC to obtain insurance of the deposits of the bank, and the Federal Reserve Board to form a holding company, responding to questions and providing additional information to those

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

Item 2.    Management’s Discussion and Analysis or Plan of Operations – continued

agencies in connection with the application process, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Operations have been funded through a line of credit guaranteed by our organizers.

We intend to devote the remainder of this fiscal year to conducting the offering, completing the organization of the bank, and organizing and developing our business activities. These organizational activities will include, with respect to the bank, completing all required steps for final approval from the State Board for the bank to open for business, hiring qualified personnel to work in the bank, conducting public relations activities on behalf of the bank, developing prospective business contacts for the bank and taking other actions necessary for a successful bank opening. With respect to the company, these activities will include the pursuit of approval from the Federal Reserve to become a holding company by acquiring all of the capital stock to be issued by the bank.

Through the bank we will offer a full range of commercial banking services to individuals and small business customers in our primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the bank’s primary service area. Customer deposits with the bank will be insured to the maximum extent provided by law through the FDIC. The bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. We do not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks.

Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.

Following the offering, we believe we can satisfy future cash requirements for at least the first several years of operation and will not have to raise additional capital during the first twelve months of operation. Currently, we have four employees and expect this number to increase to approximately 10 employees by the end of 2005.

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

Part II – Other Information

Item 1.   Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2005, we sold 10 shares of common stock for $10 per share to our president and chief executive officer, Robert P. Trask. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 as part of our organization. We will redeem these shares after the closing of the offering.

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.   Other Information

Not applicable

Item 6.   Exhibits

31.1        Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2        Rule 15d-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2005	By: /s/ Robert P. Trask
Robert P. Trask
President & Chief Executive Officer

Date: November 18, 2005	By: /s/ Timothy C. King
Timothy C. King
Chief Financial Officer & Chief Accounting Officer

Atlantic Bancshares, Inc.
(A Company in the Development Stage)

EXHIBIT INDEX

Exhibit
Number                               Description

31.1        Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2        Rule 15d-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.