Form 10KSB
period 2005-12-31
Atlantic Bancshares, Inc.
filed 2006-03-31
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended:  December 31, 2005

   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ________

Commission file number 333-127242

Atlantic Bancshares, Inc.
(Name of small business issuer in its charter)

South Carolina	20-3047433
(State of Incorporation)	(I.R.S. Employer Identification No.)

1 Sherington Drive, Suite J
Bluffton, South Carolina	29910
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (843) 815-7111

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                         Yes      No

State issuer's revenues for its most recent fiscal year. $29,310

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 1, 2006 was $11,314,780 (must be a specified date within the past 60 days of filing this form). This calculation is based upon an estimate of the fair market value of the Common Stock of $10 per share, which was the price of the last trade of which management is aware prior to this date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 24, 2006, the Company had 1,251,577 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format.   (Check one):   Yes      No

Part I
Item 1.   Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described below under “Risk Factors.”

General

        Atlantic Bancshares, Inc. was incorporated in South Carolina in June 2005 for purposes of operating as a bank holding company. Our wholly-owned subsidiary, Atlantic Community Bank, commenced business on January 26, 2006, and is primarily engaged in the business of accepting savings, demand, and time deposits and providing mortgage, consumer and commercial loans to the general public.

Risk Factors

We are a new bank that has incurred losses to date, and there is a risk we may never become profitable.

        Our bank is a de novo bank that began operations in January 2006. As is typical with most new banks, we incurred substantial start-up expenses and are still operating with an accumulated deficit. In order for us to become profitable, we will need to attract a larger number of customers to deposit and borrow money. Our future profitability is also dependent on numerous other factors including the continued success of the economy of the community and favorable government regulation. While the economy in this area has been strong in recent years, an economic downturn in the area would hurt our business. We are also a highly regulated institution. Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s right to make loans and purchase securities. Although we expect to become profitable in our third year of operation, there is a risk that a deterioration of the local economy or adverse government regulation could affect our plans. If this happens, we may never become profitable and you will lose part or all of your investment.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;

•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality; and
•	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

We are dependent on Robert Trask and our business would suffer if something were to happen to him or if he were to leave.

        Our growth and development will largely be the result of the contributions of our president, Robert Trask. The performance of community banks, like Atlantic Community Bank, is often dependent upon the ability of executive officers to promote the bank in the local market area. Mr. Trask has extensive and long-standing ties within our primary service areas and will provide us with an important medium through which to market our products and services. If we lose the services of Mr. Trask, he would be difficult to replace and our business and development could be materially and adversely affected. We have an employment agreement with Mr. Trask and have $1,000,000 of insurance on his life payable to the bank.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to our short operating history, the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to payhigher interest rates to attract customers.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not currently provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We are subject to extensive regulation that could limit or restrict our activities. This regulation is for protection of the bank’s depositors and not for the investors.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

        Although we are subject to extensive and comprehensive regulation by various banking regulatory agencies such as the FDIC and the South Carolina Board of Financial Institution, the purpose of these banking regulatory agencies is to protect and insure the interests and deposits of our bank’s depositors. These agencies do not consider preserving or maximizing the investment made by the company’s investors when regulating the bank’s activities.

We will face risks with respect to future expansion and acquisitions or mergers.

        Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	taking additional time and creating expense associated with identifying and evaluating potential acquisitions and merger partners;
•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•	diluting our existing shareholders in an acquisition;
•	taking additional time and creating expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;
•	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business;
•	taking time and creating expense integrating the operations and personnel of the combined businesses;
•	creating an adverse short-term effect on our results of operations; and
•	losing key employees and customers as a result of an acquisition that is poorly received.

        We have never acquired another institution before, so we lack experience in handling any of these risks. There is also a risk that any expansion effort will not be successful.

The costs of being an SEC registered company are proportionately higher for small companies such as AtlanticBancshares because of the requirements imposed by the Sarbanes-Oxley Act.

        The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

An economic downturn, especially one affecting Bluffton and the surrounding communities, could reduce ourcustomer base, our level of deposits, and demand for financial products such as loans.

        Our success will significantly depend upon the growth in population, income levels, deposits, and housing starts in our market Bluffton and the surrounding communities. If the community in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If an economic downturn occurs in the economy as a whole, or in our primary market, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

Marketing Focus

        Most of the banks in Beaufort County are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and in Beaufort County, we believe we have a niche in the community banking market in our market area. As a result, we generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and professional concerns. The bank advertises to emphasize the company’s local ownership, community bank nature, and ability to provide more personalized service than its competition.

Location and Service Area

        We are located at 1 Sherington Drive, Suite J (Sheridan Park) Bluffton, South Carolina 29910. The location was formerly subleased through Regional Bankshares, Inc. until January 24, 2006 when we entered into a new lease with Carolina Partners, LLC. The facility is 2,190 square feet and is leased for a period of three years with two three-year options to renew. We also lease a facility for our operations department at 70 Pennington Drive, Suite 21 Bluffton, SC 29910. This facility is approximately one mile south of the Sheridan Park branch location and is in a Bluffton Park commercial subdivision, which is directly adjacent to the Sheridan Park commercial subdivision. This operations department facility has approximately 2,000 square feet of office space and will house between three and five employees. We anticipate leasing this temporary location through 2007 to allow for construction of the new main office location. Our operations department will be moved to the main office location which is projected to open in the second year of operation. See also “Item 2. Description of Property” below.

        Our current plans anticipate that we will open two additional offices in the next five years. We plan to open a new office in the first quarter of our second year of operation in Bluffton which will serve as our main headquarters. We have reviewed several build-to-suit projects with lease options. Currently, we anticipate entering into a written lease in the near future with a suitable project partner. The organizers of the company, along with other non-organizers, have formed a separate corporate entity which anticipates purchasing a one and a half acre parcel in Bluffton and constructing a 5,000 to 10,000 square foot office building that we will lease. The lease terms will be established to be at a fair market rental value by gathering competitive bids from other lessors. On January 1, 2005, we opened a loan production office on the south end of Hilton Head Island. We leased a facility at 1 Corpus Christie Place, Suite 108, Hilton Head Island, SC 29928 that has a total of 1,837 square feet for a period of one year with a one year option to renew. The organizers of the company, along with other non-organizers, have formed a separate corporate entity which anticipates purchasing this location that we will lease.

        Our primary service area consists of southern Beaufort County and a portion of Jasper County. Our office is located in Bluffton. Our geographical market area includes southern Beaufort County and a portion of Jasper County. The area is generally defined by the Broad River and Interstate 95 to the North, the State of Georgia to the South, the Atlantic Ocean and Broad River to the East, and Interstate 95 to the West. Additional communities falling within our market area include Hilton Head Island, Palmetto Bluff, Pritchardville, Sun City, Okatie, Hardeeville and Ridgeland.

        Our primary service area’s economic strength comes from the industries of tourism, real estate development, education, government and services. The commercial sector of the economy is orientated towards real estate development. According to Claritas, Inc., a marketing research firm, 2004‘s average household income in our primary service area was $86,062 compared to $63,301 for the United States as a whole. Within the primary service area, the average household income is projected to increase by 12.4% over the coming five years. We believe that the community will continue to experience rapid growth in the commercial sectors offering services to residents and visitors. We anticipate that growth in residential and commercial activity in the primary service area and surrounding areas will increase the demand for depository and lending services within our market and believe that the conditions are favorable for the formation and entry of a new financial institution.

        We believe our primary service area will sustain continued growth. According to Claritas, Inc., the population growth for our primary service area from 2000 to 2004 was approximately 13.4%. They are projecting a growth of 14.5% over the coming five years compared to the projected national average of 4.8%. The number of households in our primary service area is projected to increase by 15.1% over the coming five years compared to the projected national average of 5%. As a result, we anticipate the area’s expanding population and expected growth in total households will enlarge Atlantic Community Bank’s potential customer base.

Lending Activities

        General. We intend to emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in the bank’s market area. We will compete for these loans with competitors who are well established in our service area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

        The well established banks in our service area will make proportionately more loans to medium-to-large-sized businesses than we will. Many of the bank’s anticipated commercial loans will likely be made to small-to-medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

        Loan Approval and Review. The bank’s loan approval policies will provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the board of directors’ loan committee. The bank will not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. The bank currently intends to adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The bank expects to sell residential mortgage loans that it originates on the secondary market.

        Loan Distribution.    We estimate that our initial percentage distribution of our loans for the first year will be as follows:

Real Estate	40%
Commercial Loans	20%
Equity Line and Consumer Loans	15%
Residential Mortgage Loans	25%

Total	100%

These are estimates only. Our actual deposit and loan distribution will depend on our customers’ requirements and will vary initially and over time.

        Allowance for Loan Losses. We will maintain an allowance for loan losses, which we will establish through a provision for loan losses charged against income. We will charge loans against this allowance when we believe that the collectibility of the principal is unlikely. The allowance will be an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. We anticipate that initially our allowance for loan losses will equal approximately 0.7% of the average outstanding balance of our loans. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;

•	specific problem loans and commitments that may affect the borrower’s ability to pay;
•	regular reviews of loan delinquencies and loan portfolio quality by our internal auditors and our bank regulators; and
•	the amount and quality of collateral, including guarantees, securing the loans.

        Lending Limits. The bank’s lending activities will be subject to a variety of lending limits imposed by federal law. In general, the bank will be subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits will increase or decrease as the bank’s capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

        Credit Risk. The principal credit risk associated with each category of loans is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services, and retail market segments. General economic factors affecting a borrower’s ability to repay include interest, inflation, employment rates, and the strength of local and national economy, as well as other factors affecting a borrower’s customers, suppliers, and employees.

        Real Estate Loans. We expect that loans secured by first or second mortgages on real estate will make up approximately 65% of the bank’s loan portfolio. These loans will generally fall into one of two categories: commercial real estate loans or construction and development loans. We also expect to make residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

        Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we would not advance more than regulatory limits. We will require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We will also require borrowers to obtain hazard insurance policies and flood insurance if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

        We will have the ability to originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

•	Commercial Real Estate Loans. Commercial real estate loans will generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We will typically review the personal financial statements of the principal owners and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request.

•	Construction and Development Real Estate Loans. We will offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans will generally be limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We will attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

•	Residential Real Estate Loans. These loans will generally have longer terms, up to 30 years. We will offer fixed and adjustable rate mortgages, and we intend to sell most or all of the residential real estate loans that we generate in the secondary market soon after we originate them. We do not intend to retain servicing rights for these loans. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine its credit profile. By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the bank.

        Commercial Loans. The bank will make loans for commercial purposes in various lines of businesses. We will focus our efforts on commercial loans of $1,000,000 or less. Equipment loans will typically be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Working capital loans will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange will be handled through a correspondent bank as agent for the bank. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

        We expect to also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 and “LowDoc” programs. These loans will typically be partially guaranteed by the government which may help to reduce the bank’s risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

Banking Services

We intend to offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to our principal market area at rates competitive to those offered in the Bluffton area. In addition, we intend to offer certain retirement account services, including IRAs. We intend to solicit these accounts from individuals, businesses, and other organizations.

Other Banking Services

        We will offer cashier’s checks, banking by mail, direct deposit of payroll and social security checks, United States Savings Bonds, and travelers checks. We plan for the bank to become associated with the Honor and Cirrus ATM networks that may be used by the bank’s customers throughout the country. We believe that by being associated with a shared network of ATMs, we will be better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We intend to begin offering these services shortly after opening the bank. We also plan to offer a debit card and credit card services through a correspondent bank as an agent for the bank. Once we are operating, we anticipate that the bank may offer other bank services including, lines of credit, 24-hour telephone banking, and on-line banking. We do not expect the bank to exercise trust powers during its initial years of operation.

        We will offer products and services via the traditional means of brick and mortar, phone banking, ATM network and Internet banking. We do not anticipate any other variation in our market area or distribution channels within the first three years of operation.

Competition

        The banking business is highly competitive. We will compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, and money market mutual funds operating in the Bluffton area and surrounding communities. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. Most are larger than we will be and have greater financial and personnel resources than we will have. Some are large super-regional and regional banks, like Wachovia Bank, Bank of America, and SunTrust Bank, and others are more established community banks, like Liberty Savings Bank FSB, First Federal S&L of Charleston, Beach First National Bank, and Lowcountry National Bank. Some of these institutions offer services, including extensive and established branch networks and trust services, that we either do not expect to provide or will not provide for some time. Due to this competition, we may have to pay higher rates of interest to attract deposits. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that will apply to our bank. Most of these institutions have substantially greater resources and lending limits than we will have, and many of these competitors offer services, including extensive and established branch networks and trust services, that we either do not expect to provide or will not provide initially. Nevertheless, we believe that our management team, our focus on relationship banking, and the economic and demographic dynamics of our service area will allow us to gain a meaningful share of the area’s deposits.

Employees

        As of March 1, 2006, we had 13 full-time employees and 3 part-time employees.

SUPERVISION AND REGULATION

        Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

        In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions of Check 21 include:

•	allowing check truncation without making it mandatory;
•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
•	legalizing substitutions for and replacements of paper checks without agreement from consumers;
•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

        This legislation affects our capital spending as we must regularly assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Atlantic Bancshares

        We own 100% of the outstanding capital stock of the bank, and therefore are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

        The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels will be limited to:

•	banking and managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

        Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;
•	direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
•	merging or consolidating with another bank holding company.

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. We do not currently have a class of equity securities registered under Section 12 of the Securities Exchange Act. If we have more than 500 shareholders on December 31, 2006 or at the end of any fiscal year thereafter, we will be required to register our securities under Section 12 of the Securities Exchange Act. Because as of March 1, 2006 we have only 432 shareholders of record, we do not anticipate that we will register our class of common stock under Section 12 of the Securities Exchange Act prior to April 30, 2007. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•	making or servicing loans and certain types of leases;
•	engaging in certain insurance and discount brokerage activities;
•	performing certain data processing services;
•	acting in certain circumstances as a fiduciary or investment or financial adviser;
•	owning savings associations; and
•	making investments in certain corporations or projects designed primarily to promote community welfare.

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “-Atlantic Community Bank – Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “-Atlantic Community Bank – Dividends.” We will also be able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities. We have not elected to become a financial holding company.

        The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us.

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Atlantic Community Bank

        The bank is a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

        The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

•	security devices and procedures;
•	adequacy of capitalization and loss reserves;

•	loans;
•	investments;
•	borrowings;
•	deposits;
•	mergers;
•	issuances of securities;
•	payment of dividends;
•	interest rates payable on deposits;
•	interest rates or fees chargeable on loans;
•	establishment of branches;
•	corporate reorganizations;
•	maintenance of books and records; and
•	adequacy of staff training to carry on safe lending and deposit gathering practices.

        The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The South Carolina Board of Financial Institutions also requires the bank to prepare quarterly reports on the bank’s financial condition in compliance with its minimum standards and procedures.

        Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;
•	information systems and audit systems;
•	loan documentation;
•	credit underwriting;
•	interest rate risk exposure; and
•	asset quality.

        Holding companies which have been registered or have undergone a change in control within the past two years or which have been deemed by the Federal Reserve Board to be troubled institutions must give the Federal Reserve Board 30 days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. New changes have been proposed recently regarding these assessments, including an increase in the amount of the FDIC insurance, but at this time it is not possible to predict whether the changes will be implemented or what their effect would be. Generally, we expect that increases in deposit insurance premiums or changes in risk classification will increase the bank’s cost of funds, and we may not be able to pass these costs on to our customers. Although we will pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits will initially be zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

        The bank is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

        Dividends. A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

        Branching. Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers, but not de-novo branching.

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

        The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

        In addition, the deposit operations of the bank are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        The Federal Reserve guidelines also contain an exemption from the capital requirements for small bank holding companies. Currently, this exception applies to any bank holding company with less than $150 million in consolidated assets, which includes Atlantic Bancshares, Inc. On February 27, 2006, the Federal Reserve approved a new rule expanding the definition of a “small bank holding company.” The new definition will include bank holding companies with less than $500 million in total assets. However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. The new rule will be effective on March 30, 2006. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will become subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies, and both our bank and our holding company would be considered “well capitalized” under these guidelines.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-

weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

        The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. We currently qualify as “well capitalized.”

        Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;
•	raise additional capital;
•	restrict their growth, deposit interest rates, and other activities;
•	improve their management;
•	eliminate management fees; or
•	divest themselves of all or a part of their operations.

        A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary which could impact our ability to pay dividends. Our capital levels will initially be more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

        Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

        Enforcement Powers. The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1.0 million a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2.   Description of Property.

        We are located at 1 Sherington Drive, Suite J (Sheridan Park) Bluffton, South Carolina 29910. The location was formerly subleased through Regional Bankshares, Inc. until January 24, 2006 when we entered into a new lease with Carolina Partners, LLC. The facility is 2,190 square feet and is leased for a period of three years with two three-year options to renew. Rent over the first three years is $4,562.50 per month plus the space’s pro-rated share of property taxes, common area maintenance and applicable sales tax, which in the initial term is expected to be $5,063. Sheridan Park is an established commercial subdivision fronting Highway 278 and includes the South Carolina Division of Motor Vehicles, restaurants, retail stores, wholesalers, and professional office space. The commercial building that contains our leased space also borders on and provides signage on Highway 278. Signage is also provided directly over the main public entrance.

        We also lease a facility for our operations department at 70 Pennington Drive, Suite 21 Bluffton, SC 29910. This facility is approximately one mile south of the Sheridan Park branch location and is in a Bluffton Park commercial subdivision, which is directly adjacent to the Sheridan Park commercial subdivision. This operations department facility has approximately 2,000 square feet of office space and will house between three and five employees. We anticipate leasing this temporary location through 2007 to allow for construction of the new main office location. Our operations department will be moved to the main office location which is projected to open in the second year of operation.

        On January 1, 2006 we opened a loan production office on the south end of Hilton Head Island. We leased a facility at 1 Corpus Christie Place, Suite 108, Hilton Head Island, SC 29928 that has a total of 1,837 square feet for a period of one year with a one year option to renew. The organizers of the company, along with other non-organizers, have formed a separate corporate entity which anticipates purchasing this location that we will lease.

Item 3.   Legal Proceedings.

        We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II.

Item 5.   Market for Common Equity and Related Stockholder Matters.

        There is no established market for our common stock. We do not expect to qualify for listing on Nasdaq or any other exchange for at least several years. We are currently considering whether to seek a sponsoring broker-dealer to match buy and sell orders for our common stock in order to be quoted on the OTC Bulletin Board. Even if we become quoted, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market. The decision of whether to seek a sponsoring broker-dealer has not yet been made and remains wholly within our discretion.

        As of March 1, 2006, there were 1,251,577 shares of common stock outstanding held by approximately 432 shareholders of record. All of our currently issued and outstanding common stock was issued in our initial public offering which was completed on March 1, 2006. The price per share in our initial public offering was $10.00. We are not aware of any trades of our common stock.

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Atlantic Community Bank, to pay dividends to us. As a South Carolina state bank, our bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, our bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital. At December 31, 2005, our bank was prohibited from declaring a dividend because it was in organization and did not receive final regulating approvals until January 2006.

        As of December 31, 2005, we had not adopted any stock incentive plans or issued any equity-based compensation or awards. However, on March 28, 2006, we adopted a stock incentive plan through which we anticipate issuing options to our employees. No options have been issued under this plan. On March 23, 2006, we issued warrants to our organizers with a $10.00 exercise price and a ten year exercise period. These warrants were issued to our organizers in exchange for their contributions during our organizational period. Each warrant has a vesting period of five years.

Equity Compensation Plan Information

	Number of Securities		Number of Securities
	to be issued upon		remaining available for
	exercise of outstanding	Weighted-average exercise	future issuance under
	options, warrants and	price of outstanding options,	equity compensation
Plan Category	rights	warrants and rights	plans

Equity compensation plans	0	0	0
approved by security
holders as of December
31, 2005

Equity compensation plans	0	0	0
not approved by security
holders as of December
31, 2005

        Our registration statement on Form SB-2 (file no. 333-127242), which registered the issuance of the shares to be sold in our initial public offering, was declared effective on October 11, 2005. The offering commenced on October 11, 2005 and terminated on March 1, 2006. We registered the issuance of a total of 1,340,000 shares in the offering and 80,000 warrants for an aggregate offering price of $13,400,000. We sold 1,251,577 shares of common stock at an offering price of $10.00 per share for aggregate proceeds of $12,515,770. The warrants will be issued to the organizers of the bank.

        We incurred $533,648 in expenses in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the company.

        We used $10,257,890 of the proceeds to capitalize the bank, $186,279 to pay the offering expenses, and $347,369 to pay the sales agent fee. The remaining proceeds were placed in the holding company’s bank account.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

General

Atlantic Bancshares, Inc., a bank holding company, was formed to organize and own all of the capital stock of Atlantic Community Bank. On June 15, 2005, organizers filed applications with the South Carolina Board of Financial Institutions to charter the Bank as a South Carolina state bank and with the Federal Deposit Insurance Corporation to receive federal deposit insurance. In December 2005, the Company filed an application with the Federal Reserve Board to become a bank holding company. As of January 16, 2006, the Company had met all of the requirements to close the stock offering and this allowed for release of funds from escrow. The Company used $8,800,000 to capitalize the Bank and this amount was released from escrow on January 18, 2006. On January 26, 2006, with final regulatory approvals, the Bank opened for business.

The Company closed its initial public offering on March 1, 2006 having sold a total of 1,251,577 shares of common stock at $10 per share. The offering raised $11,982,122, net of offering expenses. The directors and officers of the Company purchased 120,099 shares at $10 per share for a total of $1,200,990.

Management’s Discussion and Analysis

This discussion is intended to assist in understanding the financial condition and results of operations of the Company. The following is a discussion of our financial condition as of December 31, 2005, and the results of operations for the period October 1, 2004 (date of inception) through December 31, 2005. These comments should be read in conjunction with the financial statements and related notes contained elsewhere in this report.

Our principal activities through December 31, 2005 related to our organization, the conducting of our initial public offering, the pursuit of approvals from the South Carolina State Board of Financial Institutions for our application to charter the Bank, our pursuit of approvals from the FDIC for our application for deposit insurance, and our pursuit of approvals from the Federal Reserve Board to form a holding company.

Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the notes to the financial statements.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses will be a critical accounting policy that will require the most significant judgments and estimates used in preparation of its financial statements upon organization of the Bank. Refer to section “Allowance for Loan Losses” for a more detailed description of the methodology related to the allowance for loan losses.

Management uses assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by management or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. The Company is subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Forward Looking Statements

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Potential risks and uncertainties include, but are not limited to those described under the heading “Risk Factors” in our Form 10-KSB for the year ended December 31, 2005.

Financial Results

At December 31, 2005, we had total assets of $8,388,552, consisting of cash and cash equivalents of $11,118, deferred stock issuance costs of $216,330, restricted cash of $7,191,459, and amount due from bank of $969,645.

Our liabilities at December 31, 2005 were $8,401,656, consisting of notes payable of $1,046,988, subscriptions held in escrow pending closing of the offering totaling $7,162,150, and other liabilities of $192,518. We had shareholder’s deficit of $13,104 at December 31, 2005.

We had a net loss of $13,204 for the period October 1, 2004 (date of inception) to December 31, 2005. These losses resulted from expenses incurred in connection with activities related to our organization and that of the Bank. These activities included the preparation and filing of an application with the State Board to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, the preparation and filing of an application the Federal Reserve Board to form a holding company, responding to questions and providing additional information to the State Board, the FDIC, and the Federal Reserve in connection with the application process, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the Bank. Because we are in the organization stage, we have had no operations from which to generate revenues. Operations have been funded through withdrawals from our line of credit guaranteed by our organizers.

Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.

Expenses

As of December 31, 2005, we incurred approximately $7,907 in application fees, $16,777 in professional fees, $17,464 in interest expense and approximately $366 in other expense. As mentioned, our bank will reimburse us for many of the expenses associated with the formation of our bank. The amount due from our bank totaled $969,645 at December 31, 2005. Prior to our completion of the offering, these expenses were funded by a line of credit in the amount of up to $1 million at a rate of prime minus 0.25% which was guaranteed by our organizers. We intend to use the proceeds of the offering to repay the amounts due under our lines of credit. We anticipate that the proceeds of the offering will be sufficient to satisfy the Company’s financial needs for at least the next two years.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). On March 28, 2006, we adopted a stock incentive plan through which we anticipate issuing options to our employees and directors. Each option will likely have a vesting period of five years. On March 23, 2006, we issued warrants to our organizers in exchange for their contributions during our organizational period. Each warrant has a vesting period of five years. Because of SFAS No. 123(R), we will incur compensation expense each year until these options and warrants fully vest. We can not yet determine the amount of this compensation expense.

Liquidity and Interest Rate Sensitivity

Atlantic Community Bank, like most banks, will depend on its net interest income for its primary source of earnings. Net interest income is roughly the difference between the interest we charge on our loans and receive from our investments, our assets, and the interest we pay on deposits, our liabilities. Movements in interest rates will cause our earnings to fluctuate. To lessen the impact of these margin swings, we intend to structure our balance sheet so that we can reprice the rates applicable to our assets and liabilities in roughly equal amounts at approximately the same time. We will manage the bank’s asset mix by regularly evaluating the yield, credit quality, funding sources, and liquidity of its assets. We will manage the bank’s liability mix by expanding our deposit base and converting assets to cash as necessary. If there is an imbalance in our ability to reprice assets and liabilities at any point in time, our earnings may increase or decrease with changes in the interest rates, creating interest rate sensitivity. Interest rates have historically varied widely, and we cannot control or predict them. Despite the measures we plan to take to lessen the impact of interest rate fluctuations, large moves in interest rates may decrease or eliminate our profitability.

Prior to the completion of the offering, we used two lines of credit in the amount of up to $1.175 million at a rate of prime minus 0.50% to pay pre-opening expenses and pay for leasehold improvements. $1.0 million of the lines of credit was guaranteed by our organizers and $175,000 was secured by the leasehold improvements. We believe that the net proceeds of approximately $12.5 million from the offering will satisfy the cash requirements for at least the first two years for both the company and the bank. We will manage our liquidity by actively monitoring the bank’s sources and uses of funds to meet cash flow requirements and maximize profits.

Impact of Inflation

The financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

While the effect of inflation on a bank is normally not as significant as its influence on those businesses that have large investments in plant and inventories, it does have an effect. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. While interest rates have traditionally moved with inflation, the effect on income is diminished because both interest earned on assets and interest paid on liabilities vary directly with each other. Also, increases in the price of goods and services will generally result in increased operating expenses.

Capital Adequacy

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because Atlantic Bancshares, Inc. has less than $150 million in assets, we are not yet required to maintain these minimum capital requirements at the holding company level. However, Atlantic Community Bank falls under these rules as set by bank regulatory agencies.

As noted above under “Supervision and Regulation section – Capital Regulations,” the Federal Reserve is changing the rules relating to when a company would become subject to these minimum capital regulations. The new rules go into effect March 30, 2006 and exempt from these requirements certain bank holding companies which have less than $500 million in total assets. It is unclear at this point whether our company will qualify under this exemption.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. The bank was well capitalized when it opened on January 26, 2006.

Allowance for Loan Losses

The allowance will be maintained at a level that we believe to be sufficient to cover losses in the loan portfolio at a specific point in time. Assessing the adequacy of the allowance will require considerable judgment. The adequacy of the allowance will be analyzed using an internal analysis model. For purposes of this analysis, adequacy will be defined as a level sufficient to absorb probable losses in the portfolio. The methodology will rely upon our judgment. Our judgments will be based on our assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions. An allowance model will be used that takes into account factors including the composition of the loan portfolio such as risk grade classifications, historical asset quality trends including, but not limited to, previous loss experience ratios, our assessment of current economic conditions, and reviews of specific high risk sectors of the portfolio. Loans will be graded at inception and will be reviewed on a periodic basis to ensure that assigned risk grades are proper based on the definition of such classification. The value of underlying collateral will also be considered during such analysis. The resulting monthly model and the related conclusions will be reviewed and approved by Senior Management. Our analysis of allowance adequacy will include consideration for loan impairment. While we will use the best information available at the time to make evaluations, future adjustments to the allowance may be necessary if results differ substantially from the assumptions used in making the evaluations.

The methodology for assessing the adequacy of the allowance will establish both an allocated and unallocated component of the contra asset balance. The allocated component will be based principally on current loan grades and historical loss rates. The unallocated component will be the result of the portion of the assessment that estimates probable losses in the portfolio that are not fully captured in the allocated allowance. This analysis will include, but will not necessarily be limited to, industry concentrations, future market expansions, model imprecision, and the estimated impact of then current economic conditions on historical loss rates. We will monitor trends within the portfolio, both quantitative and qualitative, and assess the reasonableness of the unallocated component.

The allowance will also be subject to examination and adequacy testing by regulatory agencies. In addition, such regulatory agencies could require allowance adjustments based on information available to them at the time of their examination.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At December 31, 2005, no taxable income had been generated and therefore, no tax provision has been included in these financial statements.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. We are currently evaluating the impact that the adoption of SFAS No. 123(R) will have on our financial position, results of operations and cash flows.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7.   Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Atlantic Bancshares, Inc.
Bluffton, South Carolina

We have audited the accompanying balance sheet of Atlantic Bancshares, Inc. (a Company in the Development Stage) as of December 31, 2005, and related statements of operations and shareholder’s equity (deficit), and cash flows for the period October 1, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Bancshares, Inc. (a Company in the Development Stage) as of December 31, 2005, and the results of its operations and its cash flows for the period October 1, 2004 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC
Elliott Davis, LLC
Columbia, South Carolina

March 6, 2006

ATLANTIC BANCSHARES, INC.
(A Company in the Development Stage)
BALANCE SHEET
DECEMBER 31, 2005

Assets
Cash	$11,118
Restricted cash	7,191,459
Due from Bank	969,645
Deferred stock issuance costs	216,330

Total assets	$8,388,552

Liabilities and Shareholder's Equity (Deficit)

Liabilities
Accounts payable	$187,487
Accrued interest payable	5,031
Notes payable	1,046,988
Stock subscription deposits	7,162,150

Total liabilities	8,401,656

Commitments and Contingencies - Note 5

Shareholder’s Equity (Deficit)
Preferred stock, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 10,000,000 shares
authorized; 10 shares issued and outstanding	100
Deficit accumulated in the development stage	(13,204)

Total shareholder's equity (deficit)	(13,104)

Total liabilities and shareholder's equity (deficit)	$8,388,552

The accompanying notes are an integral part of these financial statements.

ATLANTIC BANCSHARES, INC.
(A Company in the Development Stage)
Statement of Operations
For the Period October 1, 2004 (Inception) to December 31, 2005

Interest income	$29,310

Expenses
Professional fees	16,777
Application fees	7,907
Interest	17,464
Other	366

Total expenses	42,514

Net loss	$(13,204)

The accompanying notes are an integral part of these financial statements.

ATLANTIC BANCSHARES, INC.
(A Company in the Development Stage)
Statement of Shareholder’s Equity (Deficit)
For the Period October 1, 2004 (Inception) to December 31, 2005

			Deficit
			Accumulated
			in the
	Common Stock		Development
	Shares	Amount	Stage	Total

Issuance of common stock	10	$100	$-	$100
Net loss for the period
October 1, 2004 to December 31, 2005			(13,204)	(13,204)

Balance, December 31, 2005	10	$100	$(13,204)	$(13,104)

The accompanying notes are an integral part of these financial statements.

ATLANTIC BANCSHARES, INC.
(A Company in the Development Stage)
Statement of Cash Flows
For the Period October 1, 2004 (Inception) to December 31, 2005

Cash flows from pre-operating activities
Net loss and accumulated deficit	$(13,104)
Accounts payable	187,487
Accrued interest payable	5,031
Due from Bank	(969,645)
Deferred stock issuance costs	(216,330)

Cash used by pre-operating activities	(1,006,561)

Cash flows from financing activities
Borrowings from notes payable	1,046,988
Proceeds from issuance of stock subscriptions	7,162,150

Cash provided by financing activities	8,209,138

Cash balance at end of period	$7,202,577

The accompanying notes are an integral part of these financial statements.

ATLANTIC BANCSHARES, INC.
(A Company in the Development Stage)
Notes to Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Atlantic Bancshares, Inc. (the “Company”) was formed as a corporation to organize and own all of the capital stock of Atlantic Community Bank (the “Bank”), a state chartered bank to be located in Bluffton, South Carolina, by a group of eight individuals (the “Organizers”). The Bank will engage in general commercial banking. The Organizers have received approval from the South Carolina Board of Financial Institutions to obtain a state bank charter and from the Federal Deposit Insurance Corporation (FDIC) for deposit insurance. The Company has also received approval from the Federal Reserve Board to be a bank holding company. The Bank opened for business on January 26, 2006.

The Company plans to raise a minimum of $9,600,000 by offering for sale 960,000 shares of its common stock. The Company plans to use $8,800,000 of the proceeds to capitalize the bank. The organizers, directors, executive officers, and members of their immediate families expect to purchase a total of 110,000 shares at an aggregate purchase price of approximately $1,100,000. The stock offering is expected to close by March 1, 2006. As of December 31, 2005, the Company has received stock subscriptions deposits in the amount of $7,162,150. In addition, the Company broke escrow on January 18, 2006 having received the minimum stock subscription deposits of $9.6 million.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it devotes substantially all its efforts to establishing a new business. As of December 31, 2005, the Company’s planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

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

As discussed in Note 2, a significant portion of the Company’s initial expenses relate solely to the formation of the Bank. These expenses have been recorded as Due from Bank on the Company’s balance sheet at December 31, 2005.

Offering Expenses – Offering expenses, consisting principally of direct incremental costs of the stock offering, will be deducted from the proceeds of the offering. Such offering expenses are classified as deferred stock issuance costs until the close of the stock offering.

At the completion of the sale of common stock and the opening of the Bank, incurred organizational and pre-opening costs, estimated to be $750,000, will be charged against the Bank’s initial period operating results. Offering expenses, estimated to be approximately $390,000, will be deducted from the proceeds of the offering. At December 31, 2005, the Company has incurred $216,330 in offering related costs.

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

NOTE 2 – CASH

Cash consists of amounts in the Company’s operating account as well as amounts held in an escrow account with a third party. The amount in the escrow account was $7,191,459 at December 31, 2005. On January 26, 2006, $8,800,000 was transferred to the Bank.

NOTE 3 – DUE FROM BANK

The Company plans to transfer certain organizational expenses and fixed assets to the Bank once the Bank is open for business. As of December 31, 2005, expenses totaling $615,729 are expected to be transferred to the Bank. Also, certain assets including prepaid expenses of $42,344, furniture, fixtures and equipment totaling $190,884, and leasehold improvements totaling $120,688 will be transferred to the Bank. On January 26, 2006, all of these items were transferred to the Bank.

A summary of expenses that were transferred included:

Salaries and benefits	$313,014
Professional fees	101,890
Advertising	47,215
Depreciation	4,300
Insurance	6,955
Office supplies	6,541
Rent	74,157
Telephone	14,146
Travel and entertainment	19,262
Utilities	2,234
Other	26,015

$615,729

NOTE 4 – STOCK SUBSCRIPTION DEPOSITS

Stock subscription deposits consist of amounts received from investors totaling $7,162,150 at December 31, 2005. Once the Company receives the minimum initial capital of $9,600,000, certificates will be issued for the shares.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement for a minimum term of thirty-six months which ends on October 31, 2007. Monthly rental expense for the initial term is $5,063. The lease agreement provides for two three-year renewal terms with monthly rental amounts of $5,428 and $5,792 for the two terms, respectively. This space will serve as a branch location for Atlantic Community Bank. This lease was renegotiated on January 24, 2006 and has an initial lease term of three years ending on October 31, 2007. The monthly rental amount under the new terms is $4,563. The lease has two additional three years options.

The Company entered into a lease agreement beginning September 1, 2005 for a minimum term of one year, ending on August 31, 2006. Monthly rental expense for the initial term is $1,666. The lease agreement provides for one six month renewal term. This space will serve as the Operations Department for Atlantic Community Bank.

On January 1, 2006, the Company opened a loan production office on Hilton Head Island, South Carolina. The facility is being leased for one year. The monthly rental expense is $3,100.

The Company has assumed liability for a lease agreement for an automobile. The lease terms call for monthly payments of $400. The lease expires October 20, 2007.

Rental expense for the period October 1, 2004 (inception) to December 31, 2005 totaled $74,157.

NOTE 5 – COMMITMENTS AND CONTINGENCIES – continued

Under these assumptions, minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year (including the lease entered into on January 1, 2006), for each of the next five years in the aggregate are:

2006	$110,584
2007	58,756
2008	54,756
2009	4,563

$228,659

NOTE 6 – INCOME TAXES

As of December 31, 2005, Atlantic Bancshares, Inc. had a net operating loss carry forward of $13,204. There was no benefit for income taxes for the period from October 1, 2004 (inception) to December 31, 2005, since a 100% valuation reserve is being maintained for the net operating loss carry forward.

NOTE 7 – LINE OF CREDIT

The Company has established a $1,000,000 line of credit with a bank to fund operating expenses during the development stage. The line is uncollateralized and has a limited guaranty by the eight organizers. The line bears a variable rate of interest at the prime rate minus 0.5 percent (6.75 percent at December 31, 2005) and matures on June 5, 2006. Interest is due on a monthly basis and the unpaid principal balance is due at maturity. As of December 31, 2005, $909,936 is outstanding on this line of credit. This line was paid in full on January 18, 2006 when the Company broke escrow.

The Company has established an additional $175,000 line of credit with a bank to fund capital expenditures for leasehold improvements. The line is collateralized by those improvements and bears a variable rate of interest at the prime rate minus 0.5 percent (6.75 percent at December 31, 2005) and matures on October 3, 2006. Interest is due on a monthly basis and the unpaid principal balance is due at maturity. As of December 31, 2005, $137,052 is outstanding on this line of credit. This line was paid in full on January 18, 2006 when the Company broke escrow.

NOTE 8 – SHAREHOLDER’S EQUITY

Atlantic Bancshares, Inc. has the authority to issue up to 10,000,000 shares of voting common stock with no par value and to issue up to 10,000,000 shares of preferred stock with no par value. As of December 31, 2005, 10 shares have been issued. As of January 26, 2006, the date of the Bank’s opening, 960,000 shares were issued.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8A.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.   Other Information

        None.

Part III.
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The following sets forth information regarding our executive officers and directors. Our directors are elected to one year terms. Our executive officers serve at the discretion of our board of directors.

		Year First
		Elected or	Year Term
Name	Age	Appointed	Expires	Position(s) Held

Gary C. Davis	41	2005	2006	Director
Timothy C. King	43	2005		Chief Financial Officer
Frederick Anthony Nimmer, III	45	2005	2006	Director
Robyn Josselson Shirley	39	2005	2006	Director
Mark S. Simpson	44	2005	2006	Director
Brian J. Smith	34	2005	2006	Chairman of the Board, Director
Robert P. Trask	43	2005	2006	Chief Executive Officer, Director
Allen B. Ward	37	2005	2006	Director
Edgar L. Woods	45	2005	2006	Director

        Gary C. Davis, director, is a real estate sales consultant with the Hampton Lake residential community in Bluffton. Prior to that Mr. Davis was broker-in-charge of Hampton Hall Realty, the real estate sales arm of the Hampton Hall planned unit residential development located in Bluffton, South Carolina, since 2003. Prior to his current position, he worked for ten years with the health care manufacturer Johnson & Johnson, the last three as a district sales manager for the southeastern United States. Mr. Davis holds a South Carolina real estate brokers license. He is a native of Ridgeland in Jasper County, South Carolina and has been living in Bluffton since 1999. Mr. Davis received his bachelors degree in business administration from Presbyterian College.

        Timothy C. King is our chief financial officer. Prior to joining our company in September 2005, he previously served as executive vice president and chief financial officer of NBRS Financial, an independent community bank located in Rising Sun, Maryland, from 2002 until June 2005. He has over 19 years of commercial bank experience. Mr. King also worked as a senior securities trader for Fidelity Investments from 1999 until 2002 and holds a general securities license. He also served as chief financial officer of Patapsco Bancorp, Inc. and Capital Savings Bank. Mr. King earned a bachelors degree in accounting and finance from Mount Saint Mary’s College.

        Frederick Anthony Nimmer, III, director, is president of both Nimmer Turf + Tree Farm and Nimmer Equipment Rental Company, a position he has held since 1987. He also serves as vice-president of Turfmasters, Inc., which specializes in the installation of sod. All of these businesses are based in Ridgeland in Jasper County, South Carolina. Mr. Nimmer earned a bachelors degree in finance from Clemson University. Mr. Nimmer formerly served on South Carolina Bank & Trust’s Jasper County Advisory Board from January 1999 to October 2004. Mr. Nimmer is a native of Jasper County and has lived in Bluffton since 2001. He is also past president of the Jasper County Rotary Club.

        Robyn Josselson Shirley, director, has been practice manager for the Southeastern Oral and Maxillofacial Surgery Center, Inc., Bluffton, South Carolina since 1999. She earned a bachelors degree in sociology from Furman University. She also holds bachelors and masters degrees in occupational therapy from the Medical University of South Carolina. Mrs. Shirley holds a South Carolina license in occupational therapy. A native of Yemassee, South Carolina, she has lived in Bluffton since 2001 and formerly served on the board of directors of Heroes on Horseback.

        Mark S. Simpson, director, is an attorney and member of the South Carolina Bar. He has been in private practice with Jones, Patterson, Simpson & Newton, PA practicing in the fields of real estate and corporate law since 1987. Mr. Simpson earned undergraduate and law degrees from the University of South Carolina. Mr. Simpson has lived on Hilton Head Island since 1987. He is a member of the audit committee for the Beaufort County School District. In addition, he has served as chairman of the United Way of Beaufort County.

        Brian J. Smith currently served as chair of the organizing board and is the current chair of our board of directors. He holds a South Carolina dental license. He has run his practice, Palmetto Dental Arts, PA in Bluffton, South Carolina, since 1999. Dr. Smith earned undergraduate and postgraduate degrees from Clemson University and the Medical University of South Carolina College of Dental Medicine, respectively. He also completed a General Practice post-doctorate residency program at Palmetto Richland Health Alliance in Columbia, South Carolina. Dr. Smith has lived in Bluffton since 1999. He is a member of the Rotary Club of Bluffton and a trustee of Cross Episcopal School in Bluffton.

        Robert P. Trask is our president and chief executive officer. He is a native of Beaufort and has lived in southern Beaufort County since 1989. His 17 years of commercial bank experience are concentrated in the coastal communities of Charleston, Beaufort, Hilton Head Island and Bluffton, South Carolina and Savannah, Georgia. Most recently, Mr. Trask served from 2001 until 2004 as senior vice president and retail area executive of Beaufort County for First Citizens Bank & Trust Company of South Carolina. Prior to that position, he served from 1997 until 2001 as a vice president of First National Bank in Bluffton, South Carolina. Prior to that position, Mr. Trask served from 1988 until 1997 for Wachovia Bank, beginning as a credit analyst and later serving as a loan officer and as a vice president. He earned a bachelors degree in financial management from Clemson University and a masters degree in business administration from the University of South Carolina. Mr. Trask is past president of the Rotary Club of Bluffton, founding chair of the board of trustees of Cross Episcopal School, and is trustee of the Community Foundation of the Lowcountry, Inc.

        Allen B. Ward, director, has been president of the Bluffton-based engineering firm of Ward Edwards Inc., which specializes in land surveying and multi-faceted engineering services, since 2000. Ward Edwards, Inc. also has offices in Savannah and Beaufort. He holds professional engineer licenses from multiple states, including South Carolina. Mr. Ward earned both his bachelors degree in civil engineering and masters degree in engineering-environmental systems from Clemson University. Originally from Kingstree, South Carolina, he has lived in Bluffton since 1998 and Beaufort County since 1992. Mr. Ward currently serves as South Carolina Governor Mark Sanford’s Ambassador for Economic Development for Beaufort County and is a member of the Rotary Club of Bluffton.

        Edgar L. Woods, director, has been president and owner of Palmetto Grain Brokerage LLC, which specializes in cash grain brokerage, futures/options trading and farm management, since 1985. He is also president of Performance Ag, LLC, a licensed South Carolina grain dealer/merchant, and is also a partner in the Agricultural Products Exchange, a feed ingredients trading company with offices in New York, Iowa, and South Carolina. He holds a Futures, Series 3 license from the National Futures Association. Mr. Woods earned his bachelors degree in agricultural mechanization and business from Clemson University. He is a native of Jasper County and has lived in Bluffton since 1990. Mr. Woods serves on the executive committee of the Palmetto Agribusiness Council and is past president of both the South Carolina Grain Dealers association and Southeastern Feed and Grain, a group of feed and grain dealers from four southeastern states.

Audit Committee

        Our audit committee has five members, Directors Gary C. Davis, Frederick Anthony Nimmer, III, and Mark S. Simpson, Brian J. Smith, Edgar L. Woods (chair). None of the current members of the audit committee nor any other member of our board qualifies as an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service. At the present, we do not know if or when we will appoint a new board member that qualifies as an audit committee financial expert. Although none of audit committee members qualify as “financial experts” as defined in the SEC rules, each of our members has made valuable contributions to the company and its shareholders as members of the audit committee. The board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

        Our board of directors has implemented a process for shareholders of the company to send communications to the board. Any shareholder desiring to communicate with the board, or with specific individual directors, may so do by writing to the secretary of the company, at Atlantic Bancshares, Inc., 1 Sherington Drive, Suite J, Bluffton, South Carolina 29910. The secretary has been instructed by the board to promptly forward all such communications to the addressees indicated thereon.

        We do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Therefore, our directors, executive officers, promoters and control persons are not required to comply with Section 16(a) of the Exchange Act.

Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact Robert P. Trask, President & CEO, at our main office to obtain a copy.

Item 10.   Executive Compensation

        The following table shows the cash compensation we paid to our chief executive officer for the year ended December 31, 2005, including total annual compensation, including salary and bonus. None of our other executives earned total annual compensation, including salary and bonus, in excess of $100,000 in 2005.

Summary Compensation Table

Long-Term
Compensation
		Annual Compensation				Awards

Number of
					Other	Securities
Name and Principal					Annual	Underlying	All other
Position	Year	Salary		Bonus	Compensation	Options	Compensation(1)

Robert P. Trask	2005	$73,125	(2)	$ -	$ -	-	$ 440
Chief Executive Officer

(1)	Insurance premiums we paid during 2005 with respect to term life insurance for the benefit of Mr. Trask.
(2)	This amount includes salary and benefits we paid Mr. Trask from June 1, 2005 through December 31, 2005.
This amount does not include $82,033.35 that we paid Regional Bankshares, Inc. for reimbursement of Mr. Trask’s salary and benefits paid by Regional during the period of October 1, 2004 through May 31, 2005. This payment was made as part of the agreement related to the Regional’s withdrawal from a cooperative effort initiated on or around October 1, 2004 to form, raise capital for, and operate Atlantic Community Bank.

Employment Agreements

Robert P. Trask. In June 2005, we entered into an employment agreement with Mr. Trask, under which he agreed to serve as president and chief executive officer of Atlantic Bancshares and Atlantic Community Bank for a term of three years. Mr. Trask’s employment with the company will automatically extend for additional terms of one year each unless the company delivers a notice of termination at least six months prior to the end of the term. During this term, Mr. Trask is entitled to:

•	Initial annual base salary of $117,000, which was increased to $135,000.00 on January 18, 2006 when the Company broke escrow on its initial offering for the formation of the bank. This salary may be increased annually by the board of directors;
•	Options to purchase 25,032 shares of common stock for $10 per share. The award agreement for the stock option shall provide that one-fifth of the shares subject to the option will vest on each of the first five anniversaries of the opening date of the bank (January 26, 2006), but only if the executive remains employed by the company or one of its subsidiaries on such date, and shall contain other customary terms and conditions;
•	Term life insurance policy providing for death benefits totaling $500,000 payable to Mr. Trask's spouse and heirs and $1,000,000 payable to the bank;
•	Reasonable car allowance not to exceed $450 per month, plus insurance, taxes, and other related automobile expenses;
•	Participate in our retirement, medical, welfare, and other benefit programs;
•	Payment of initiation fees and reimbursement for club dues; and
•	Reimbursement for travel and business expenses.

        Pursuant to the terms of his employment agreement, Mr. Trask is prohibited from disclosing our trade secrets or confidential information. If we terminate Mr. Trask’s employment without cause, he will be entitled to severance equal to 24 months of his then base salary. In addition, following a change in control, if Mr. Trask terminates his employment for a good reason within a 90-day period beginning on the 30th day following a change in control or within a 90-day period beginning on the one year anniversary of the change in control, he will be entitled to severance equal to 36 months of his then base salary. Finally, during his employment and for a period of 12 months thereafter, Mr. Trask may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

Director Compensation

        Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors. We did not pay any directors’ fees during the fiscal year ended December 31, 2005. However, we may, pursuant to our bylaws, begin to compensate our directors at some time in the future.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 1, 2006. Unless otherwise indicated, the address of each beneficial owner is c/o Atlantic Bancshares, Inc., 1 Sherington Drive, Suite J, Bluffton, South Carolina 29910.

	Number of Shares		% of Beneficial
Name	Owned(1)	Right to Acquire(2)	Ownership(3)
Gary C. Davis	10,000	-	*
Timothy C. King	14,500	-	1.16
Frederick Anthony Nimmer, III	12,500	-	1.0
Robyn Josselson Shirley	12,500	-	1.0
Mark S. Simpson	12,600	-	1.0
Brian J. Smith	12,500	-	1.0
Robert P. Trask	15,499	-	1.24
Allen B. Ward	10,000	-	*
Edgar L. Woods	20,000	-	1.60
All executive officers as directors	120,099	-	9.60
(9 persons)

__________
*Indicates less than 1% ownership.

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
(2)	Includes shares that may be acquired within the next 60 days of March 1, 2006 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.
(3)	For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 1,251,577 shares of common stock outstanding on March 1, 2006.

Item 12.   Certain Relationships and Related Transactions

        We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates. It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

        Our current plans anticipate that we will open a new main headquarters located in Bluffton in the first quarter of our second year of operation. We have reviewed several build-to-suit projects with lease options. Currently, we anticipate entering into a written lease in the near future with a suitable project partner. The organizers of the company, along with other non-organizers, have formed a separate corporate entity which anticipates purchasing a one and a half acre parcel in Bluffton and constructing a 5,000 to 10,000 square foot office building that we will lease. The lease terms will be established to be at a fair market rental value by gathering competitive bids from other lessors.

        On January 1, 2006 we opened a loan production office on the south end of Hilton Head Island. We leased a facility at 1 Corpus Christie Place, Suite 108, Hilton Head Island, SC 29928 that has a total of 1,837 square feet for a period of one year with a one year option to renew. The organizers of the company, along with other non-organizers, have formed a separate corporate entity which anticipates purchasing this location that we lease. The lease terms will be established to be at a fair market rental value by gathering competitive bids from other lessors.

Item 13.   Exhibits.

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-127242).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-127242).

4.1.	See Exhibits 3.1 and 3.2 for provisions in Atlantic Bancshares, Inc.‘s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-127242).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-127242).

10.1	Employment Agreement between Atlantic Bancshares, Inc. and Robert P. Trask dated June 1, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333-127242).*

10.2	Employment Agreement between Atlantic Bancshares, Inc. and Timothy C. King dated August 4, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File No. 333-127242).*

10.3	Revised Form of Stock Warrant Agreement.*

10.4	Sales Agency Agreement between SAMCO Capital Markets and Atlantic Bancshares, Inc., dated August 4, 2005 (incorporated by reference to Exhibit 10.5 of the Company's Form SB-2, File No. 333-127242).

10.5	Settlement Agreement between Regional Bankshares, Inc. and Atlantic Bancshares, Inc. dated June 1, 2005 (incorporated by reference to Exhibit 10.6 of the Company's Form SB-2, File No. 333-127242).

10.6	Sublease Agreement between Regional Bankshares, Inc. and Atlantic Bancshares, Inc. dated June 1, 2005 (incorporated by reference to Exhibit 10.7 of the Company's Form SB-2 as, File No. 333-127242).

10.7	Promissory Note from Atlantic Bancshares, Inc. to Nexity Bank in the amount of $1,000,000, dated May 31, 2005 (incorporated by reference to Exhibit 10.8 of the Company's Form SB-2, File No. 333-127242).

10.8	Commercial Loan Agreement between Atlantic Bancshares, Inc. and Nexity Bank, dated May 31, 2005 (incorporated by reference to Exhibit 10.9 of the Company's Form SB-2, File No. 333-127242).

10.9	Atlantic Bancshares, Inc. 2006 Stock Incentive Plan and Form of Option Agreement.*

10.10	Lease Agreement between Carolina Partners, LLC and Atlantic Bancshares, Inc. dated January 24, 2006.

10.11	Lease Agreement between Anthony G. Schob and Atlantic Bancshares, Inc. dated January 1, 2006.

10.12	Employment Agreement between Atlantic Bancshares, Inc. and Todd D. Hoke dated September 7, 2005.*

10.13	Employment Agreement between Atlantic Bancshares, Inc. and Anthony G. Schob dated December 27, 2005.*

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

__________
*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services

        Elliott Davis LLC was our auditor during the fiscal year ended December 31, 2005. The following table shows the fees that we paid for services performed in the fiscal year ended December 31, 2005:

Year Ended
December 31, 2005

Audit Fees	$3,500
Audit-Related Fees	3,175
Tax Fees	500
All Other Fees	-

Total	$7,175

        Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the company’s 2005 fiscal year for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

        Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal year ended December 31, 2005. These services principally related to the audit of the development stage financial statements and procedures related to SEC filing of Form SB-2 in connection with the Company’s registration statement.

        Tax Fees. This category includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

        All Other Fees. None.

        Oversight of Accountants; Approval of Accounting Fees. Under the provisions of its charter, the audit committee is responsible for the retention, compensation, and oversight of the work of the independent auditors. The charter provides that the audit committee must pre-approve the fees paid for the audit. The policy specifically prohibits certain non-audit services that are prohibited by securities laws from being provided by an independent auditor. All of the accounting services and fees reflected in the table above were reviewed and approved by the audit committee, and none of the services were performed by individuals who were not employees of the independent auditor.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC BANCSHARES, INC.
Date: March 29, 2006	By: /s/ Robert P. Trask
Robert P. Trask
President and Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert P. Trask, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Gary Davis C. Gary Davis	Director	March 30, 2006

/s/ Timothy C. King Timothy C. King	Chief Financial Officer and Principal Accounting Officer	March 30, 2006

/s/ Frederick Anthony Nimmer, III Frederick Anthony Nimmer, III	Director	March 30, 2006

/s/ Robyn Josselson Shirley Robyn Josselon Shirley	Director	March 31, 2006

/s/ Mark S. Simpson Mark S. Simpson	Director	March 29, 2006

/s/ Brian J. Smith Brian J. Smith	Director	March 31, 2006

/s/ Robert P. Trask Robert P. Trask	Chief Executive Officer, Director	March 29, 2006

/s/ Allen B. Ward Allen B. Ward	Director	March 29, 2006

/s/ Edgar L. Woods Edgar L. Woods	Vice Chairman, Director	March 31, 2006

Exhibit Index

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-127242).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-127242).

4.1.	See Exhibits 3.1 and 3.2 for provisions in Atlantic Bancshares, Inc.‘s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-127242).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-127242).

10.1	Employment Agreement between Atlantic Bancshares, Inc. and Robert P. Trask dated June 1, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333-127242).*

10.2	Employment Agreement between Atlantic Bancshares, Inc. and Timothy C. King dated August 4, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File No. 333-127242).*

10.3	Revised Form of Stock Warrant Agreement.*

10.4	Sales Agency Agreement between SAMCO Capital Markets and Atlantic Bancshares, Inc., dated August 4, 2005 (incorporated by reference to Exhibit 10.5 of the Company's Form SB-2, File No. 333-127242).

10.5	Settlement Agreement between Regional Bankshares, Inc. and Atlantic Bancshares, Inc. dated June 1, 2005 (incorporated by reference to Exhibit 10.6 of the Company's Form SB-2, File No. 333-127242).

10.6	Sublease Agreement between Regional Bankshares, Inc. and Atlantic Bancshares, Inc. dated June 1, 2005 (incorporated by reference to Exhibit 10.7 of the Company's Form SB-2 as, File No. 333-127242).

10.7	Promissory Note from Atlantic Bancshares, Inc. to Nexity Bank in the amount of $1,000,000, dated May 31, 2005 (incorporated by reference to Exhibit 10.8 of the Company's Form SB-2, File No. 333-127242).

10.8	Commercial Loan Agreement between Atlantic Bancshares, Inc. and Nexity Bank, dated May 31, 2005 (incorporated by reference to Exhibit 10.9 of the Company's Form SB-2, File No. 333-127242).

10.9	Atlantic Bancshares, Inc. 2006 Stock Incentive Plan and Form of Option Agreement.*

10.10	Lease Agreement between Carolina Partners, LLC and Atlantic Bancshares, Inc. dated January 24, 2006.

10.11	Lease Agreement between Anthony G. Schob and Atlantic Bancshares, Inc. dated January 1, 2006.

10.12	Employment Agreement between Atlantic Bancshares, Inc. and Todd D. Hoke dated September 7, 2005.*

10.13	Employment Agreement between Atlantic Bancshares, Inc. and Anthony G. Schob dated December 27, 2005.*

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.