Form 10QSB
period 2006-03-31
Atlantic Bancshares, Inc.
filed 2006-05-12
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

(843) 815-7111
(Issuer’s telephone number)

______________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        No

Indicate by check mark whether the registrant is shell company as defined in Rule 12b-2 of the Exchange Act.
  Yes        No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,251,577 shares of common stock, no par value, outstanding as of May 10, 2006.

Transitional Small Business Disclosure Format (check one)
  Yes        No

ATLANTIC BANCSHARES, INC.

ATLANTIC BANCSHARES, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Development Stage
		Enterprise)
		(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$482,671	$7,202,577
Federal funds sold	23,205,000	-

Total cash and cash equivalents	23,687,671	7,202,577

Loans receivable
	5,693,305	-
Less allowance for loan losses	(56,500)	-

Loans, net	5,636,805	-

Premises, furniture and equipment, net	446,550	-
Accrued interest receivable	17,946	-
Deferred tax asset	390,920	-
Other assets	130,078	1,185,975

Total assets	$30,309,970	$8,388,552

Liabilities
Deposits
Noninterest-bearing transaction accounts	$1,665,749	$-
Interest-bearing transaction accounts	587,232	-
Savings and money market	12,038,895	-
Time deposits $100,000 and over	1,481,123	-
Other time deposits	2,883,023	-

Total deposits	18,656,022	-

Accrued interest payable	7,336	5,031
Notes payable	-	1,046,988
Stock subscription deposits	-	7,162,150
Other liabilities	416,809	187,487

Total liabilities	19,080,167	8,401,656

Shareholders' equity
Preferred stock, no par per share
10,000,000 shares authorized, no shares issued	-	-
Common stock, no par per share
10,000,000 shares authorized; 1,251,577 issued
and outstanding and 10 shares at March 31, 2006 and
December 31, 2005, respectively	11,982,122	100
Retained deficit	(752,319)	(13,204)

Total shareholders' equity	11,229,803	(13,104)

Total liabilities and shareholders' equity	$30,309,970	$8,388,552

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statement of Operations
(Unaudited)

For the three
months ended
March 31, 2006
Interest income:
Loans, including fees	$41,460
Federal funds sold	117,180
Interest bearing deposits with other banks	25,450

Total	184,090

Interest expense:
Time deposits $100,000 and over	4,457
Other deposits	51,889
Other interest expense	779

Total	57,125

Net interest income:	126,965
Provision for loan losses	56,500

Net interest income after provision for loan losses	70,465

Other operating income:
Service charges on deposit accounts	570
Gain on sale of mortgage loans	21,328
Other service charges, commissions and fees	422

Total	22,320

Other operating expenses:
Salaries and employee benefits	604,064
Occupancy expense	146,169
Furniture and equipment expense	28,090
Other operating expenses	444,497

Total	1,222,820

Loss before income taxes	1,130,035
Income tax benefit	390,920

Net loss	$739,115

Losses per share
Basic loss per share	$.80

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statement of Shareholders’ Equity
For the three months ended March 31, 2006
(Unaudited)

	Common Stock		Retained
	Shares	Amount	Deficit	Total
Balance at December 31, 2005	10	100	(13,204)	(13,104)
Net loss			(739,115)	(739,115)
Proceeds from stock issuance	1,251,567	12,515,670		12,515,670
Stock issuance costs		(533,648)		(533,648)

Balance at March 31, 2006	1,251,577	11,982,122	(752,319)	11,229,803

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statement of Cash Flows
For the three months ended March 31, 2006
(Unaudited)

Cash flows from operating activities:
Net loss	$(739,115)
Adjustments to reconcile net loss to net cash
used by operating activities
Provision for loan losses	56,500
Depreciation and amortization expense	30,582
Deferred income tax benefit	(390,920)
Increase in interest receivable	(17,946)
Increase in interest payable	2,305
Decrease in other assets	86,252
Decrease in other liabilities	229,322

Net cash used by operating activities	(743,020)

Cash flows from investing activities:
Net increase in loans receivable	(5,693,305)
Purchases of premises, furniture, and equipment	(477,132)

Net cash used by investing activities	(6,170,437)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	14,291,876
Net increase in certificates of deposit and other time deposits	4,364,146
Net decrease in stock subscription deposits	(7,162,150)
Net decrease in borrowed funds	(1,046,988)
Proceeds from issuance of common stock, net of stock issuance costs	11,982,022

Net cash provided by financing activities	22,428,906

Net increase in cash and cash equivalents	15,515,449
Cash and cash equivalents, beginning of period	8,172,222

Cash and cash equivalents, end of period	$23,687,671

Cash paid for:
Interest	54,820
Income Taxes	-

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year. The results of operations contain $740,680 of expenses that were transferred to the Bank during the first quarter. As of December 31, 2005, $615,729 of these expenses were included in receivables on the holding company's books. It should also be understood that the Bank opened for business on January 26, 2006. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005.

Note 2 — Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 3 — Stock Based Compensation

During the quarter ended March 31, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs for warrants issued to directors. As of March 31, 2006, the amount of compensation costs related to the issuance of stock warrants was immaterial to the financial statements.

Note 4 — Organizational Expenses

The Company transferred certain organizational expenses to the Bank on January 26, 2006.

A summary of expenses that were transferred included:

Salaries and benefits	$389,374
Professional fees	104,623
Advertising	47,820
Depreciation	21,310
Insurance	8,718
Office supplies	14,289
Rent	82,067
Telephone	15,233
Travel and entertainment	24,139
Utilities	2,576
Other	30,531

$740,680

Note 5 — Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during the first three months of 2006 due to the net loss, therefore, basic and dilutive loss per share and diluted earnings per share were the same.

Net loss per share-basic computation:

Three
months ended
March 31,
2006
Net loss to common shareholders	$739,115

Average common shares outstanding - basic	926,028

Basic loss per share	$.80

Item 2 — Management’s Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Atlantic Community Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2006 and also analyzes our financial condition as of March 31, 2006. The Bank opened for business on January 26, 2006, and the Company’s inception was October 1, 2004. The Company’s first filing with the SEC was for the quarter ended September 30, 2005. Therefore, there are no company financials for the quarter ended March 31, 2005. Until January 26, 2006, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals.

Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

Results of Operations

Net Interest Income

For the three months ended March 31, 2006, net interest income, the major component of our net income, was $126,965. The average rate paid on interest-bearing liabilities for the three months ended March 31, 2006 was 4.52%, while the average rate realized on interest-earning assets was 5.58% for the same period. The net interest spread was 1.06% for the three month period ended March 31, 2006.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $56,500, or 1.0% of total loans as of March 31, 2006. For the three months ended March 31, 2006 the provision was also $56,500. There were no nonperforming loans at March 31, 2006 and no loans have been criticized or classified as of March 31, 2006. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Noninterest Income

Total noninterest income for the three months ended March 31, 2006 was $22,320. The largest component of noninterest income was mortgage origination fees, which totaled $21,328. Service charges on deposit accounts totaled $570 for the period ended March 31, 2006.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2006 was $1,222,820. The primary component of noninterest expense is salaries and benefits, which were $604,064 for the three months ended March 31, 2006. Other operating expenses were $444,497 for the three months ended March 31, 2006. Pre-opening expenses in the amount of $740,680 were transferred to the Bank during the first quarter. See Note 4 for details of the various expenses transferred.

Item 2 — Management’s Discussion And Analysis or Plan of Operation — continued

Net Loss

The combination of the above factors resulted in a net loss for the three months ended March 31, 2006 of $739,115, or $0.80 per share, after the recognition of an income tax benefit of $390,920 for the period. As mentioned, the net loss includes pre-opening expenses of $740,680 from prior periods transferred to the Bank. The income tax benefit is based on the cumulative net loss.

Assets and Liabilities

During the first three months of 2006, total assets increased $21,921,418, or 261%, to $30,309,970 when compared to December 31, 2005. The primary growth in assets was an increase in federal funds sold of $23,205,000 related to the completion of our initial stock offering. Excess funds from the offering were invested in overnight federal funds. Loans receivable were $5,693,305 as of March 31, 2006. The funding for the loan growth came from deposit growth of $18,656,022. The significant growth was a result of our successful effort to establish our presence in our market and the benefit of a strong advertising campaign implemented in the first quarter of 2006.

Loans

We experienced significant loan growth during the first three months of 2006 since commencing operations on January 26, 2006. Loans increased to $5,693,305 during the period. As shown below, the largest category of loans was real estate mortgage loans, which totaled $3,872,426 at March 31, 2006. Balances within the major loans receivable categories as of March 31, 2006 are as follows:

March 31,
2006
Real estate - construction	$1,405,871
Real estate - mortgage	3,872,426
Commercial and industrial	267,776
Consumer and other	147,232

Total gross loans	$5,693,305

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2006 we did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

The following table depicts the activity in the allowance for loan losses for the period ended March 31, 2006:

March 31,
2006
Balance, January 1, 2006	$-
Provision for loan losses for the period	56,500
Net loans (charged-off) recovered during the period	-
Balance, March 31, 2006	$56,500

Gross loans outstanding, March 31, 2006	$5,693,305

Allowance for loan losses to loans outstanding	1.00%

Item 2 — Management’s Discussion And Analysis or Plan of Operation — continued

Deposits

Total deposits were $18,656,022 at March 31, 2006. The largest category of deposits was savings and money market deposits, which totaled $12,038,895 at March 31, 2006.

Balances within the major deposit categories as of March 31, 2006 and are as follows:

March 31,
2006
Non-interest bearing transaction account	$1,665,749
Interest-bearing transaction accounts	587,232
Savings and money market	12,038,895
Time deposits $100,000 and over	1,481,123
Other time deposits	2,883,023

Total deposits	$18,656,022

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of March 31, 2006, our primary source of liquidity included federal funds sold totaling $23,205,000. We also have lines of credit available with correspondent banks to purchase federal funds totaling $2,400,000 at March 31, 2006.

Capital Resources

Total shareholders’ equity increased $11,242,907 during the first three months of 2006 to $11,229,803. This was the result of $11,982,022, net of stock issuance costs, raised in capital and a net loss for the period of $739,115.

The bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Item 2 — Management’s Discussion And Analysis or Plan of Operation — continued

Capital Resources — continued

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule). However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was not subject to these capital guidelines, as it had less than $150 million in assets. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the bank consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of March 31, 2006, as well as the ratios to be considered “well capitalized.”

The following table summarizes the bank’s risk-based capital at March 31, 2006:

Shareholders' equity	$9,513,646
Plus - unrealized loss on available-for-sale securities	-

Tier 1 capital	9,513,646
Plus - allowance for loan losses(1)	56,500

Total capital	$9,570,146

Risk-weighted assets	10,872,000
Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	87.51%
Total capital (to risk-weighted assets)	88.03%
Tier 1 capital (to total average assets)	56.30%

__________
(1)        Limited to 1.25% of risk-weighted assets

Item 2 — Management’s Discussion And Analysis or Plan of Operation —continued

Off-Balance Sheet Risk

Through the operations of our bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2006, we had issued commitments to extend credit of $2,422,884 through various types of lending arrangements. We also had $50,980 of unused credit under pre-arranged overdraft plans and overdraft protection plans offered on deposit accounts.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2006.

		After One	After Three
	Within	Through	Through	Greater
	One	Three	Twelve	Than
	Month	Months	Months	One Year	Total
Unused commitments to extend credit	$50,980	$-	$453,202	$1,969,682	$2,473,864
Standby letters of credit	-	-	-	-	-

Totals	$50,980	$-	$453,202	$1,969,682	$2,473,864

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table above do not necessarily reflect our need for funds in the periods shown.

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the financial statements at December 31, 2005, as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements. Refer to the portions of the discussion in this report on Form 10-QSB and in our Form 10-KSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Item 3 — Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

31.1     Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2     Rule 15d-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2006	By: /s/ Robert P. Trask
Robert P. Trask
President, Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number       Description

31.1     Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2     Rule 15d-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.