Form 10QSB
period 2006-06-30
Atlantic Bancshares, Inc.
filed 2006-08-10
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

ATLANTIC BANCSHARES, INC.

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheets

		December 31, 2005
		(Development Stage
	June 30, 2006	Enterprise)
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$ 390,072	$ 7,202,577
Federal funds sold	19,810,000	-

Total cash and cash equivalents	20,200,072	7,202,577

Investments available for sale	685,020
Loans receivable	17,071,217	-
Less allowance for loan losses	(167,975)	-

Loans, net	16,903,242	-

Premises, furniture and equipment, net	436,860	-
Accrued interest receivable	62,597	-
Deferred tax asset	580,644	-
Other assets	125,443	1,185,975

Total assets	$ 38,993,878	$ 8,388,552

Liabilities
Deposits
Noninterest-bearing transaction accounts	$ 3,135,360	$ -
Interest-bearing transaction accounts	965,774	-
Savings and money market	15,065,754	-
Time deposits $100,000 and over	5,097,380	-
Other time deposits	3,758,725	-
Total deposits	28,022,993	-

Accrued interest payable	29,533	5,031
Notes payable	-	1,046,988
Stock subscription deposits	-	7,162,150
Other liabilities	85,603	187,487

Total liabilities	28,138,129	8,401,656

Shareholders' equity
Preferred stock, no par per share
10,000,000 shares authorized, no shares issued	-	-
Common stock, no par per share
10,000,000 shares authorized; 1,251,577 and 10 shares
issued and outstanding at June 30, 2006 and
December 31, 2005, respectively	-	-
Additional paid-in-capital	11,996,086	100
Retained deficit	(1,132,229)	(13,204)
Accumulated other comprehensive loss, net of tax	(8,108)	-

Total shareholders' equity	10,855,749	(13,104)

Total liabilities and shareholders' equity	$ 38,993,878	$ 8,388,552

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Operations
(Unaudited)

	For the six	For the three
	months ended	months ended
	June 30, 2006	June 30, 2006
Interest income:
Loans, including fees	$ 237,862	$ 196,402
Investments	7,970	7,970
Federal funds sold	403,614	278,467
Interest bearing deposits with other banks	17,492	9
Total	666,938	482,848

Interest expense:
Time deposits $100,000 and over	29,345	24,888
Other deposits	277,019	225,130
Other interest expense	779	-

Total	307,143	250,018

Net interest income:	359,795	232,830
Provision for loan losses	167,975	111,475

Net interest income after provision for loan losses	191,820	121,355

Noninterest income:
Service charges on deposit accounts	3,591	3,021
Gain on sale of mortgage loans	51,026	29,698
Other service charges, commissions and fees	9,099	8,677

Total	63,716	41,396

Noninterest expense:
Salaries and employee benefits	934,270	330,206
Occupancy expense	166,383	20,214
Furniture and equipment expense	60,185	32,095
Other operating expenses	790,190	345,693

Total	1,951,028	728,208

Loss before income taxes	(1,695,492)	(565,457)
Income tax benefit	576,467	185,547

Net loss	$(1,119,025)	$(379,910)

Losses per share
Basic loss per share	$ (1.02)	$ (.30)

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statement of Shareholders’ Equity
For the six months ended June 30, 2006

(Unaudited)

	Common	Additional	Retained	Accumulated Other
	Stock	Paid in Capital	Deficit	Comprehensive Loss	Total
Balance at December 31, 2005	$-	$100	$(13,204)	$-	$(13,104)
Net loss	-		(1,119,025)	-	(1,119,025)
Other comprehensive loss,
net of tax benefit	-	-		(8,108)	(8,108)
Stock-based compensation expense	-	13,964		-	13,964
Proceeds from stock issuance	-	12,515,670		-	12,515,670
Stock issuance costs	-	(533,648)	-	-	(533,648)

Balance at June 30, 2006	$-	$11,996,086	$(1,132,229)	$(8,108)	$10,855,749

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Six months	Three months
	ended	ended
	June 30, 2006	June 30, 2006
Cash flows from operating activities:
Net loss	$(1,119,025)	$(379,910)
Adjustments to reconcile net loss to net cash
used by operating activities
Provision for loan losses	167,975	111,475
Depreciation and amortization expense	51,305	20,723
Deferred income tax benefit	(576,467)	(185,547)
Increase in interest receivable	(62,597)	(44,651)
Increase in interest payable	24,502	22,197
Stock-based compensation expense	13,964	13,964
Decrease in other assets	748,960	4,635
Decrease in other liabilities	(101,884)	(331,206)

Net cash used by operating activities	(853,267)	(768,320)

Cash flows from investing activities:
Net increase in loans receivable	(17,071,217)	(11,377,912)
Purchase of investments available for sale	(697,305)	(697,305)
Purchases of premises, furniture, and equipment	(176,593)	(11,033)

Net cash used by investing activities	(17,945,115)	(12,086,250)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	19,166,888	4,875,012
Net increase in certificates of deposit and other time deposits	8,856,105	4,491,959
Net decrease in stock subscription deposits	(7,162,150)	-
Net decrease in borrowed funds	(1,046,988)	-
Proceeds from issuance of common stock,
net of stock issuance costs	11,982,022	-

Net cash provided by financing activities	31,795,877	9,366,971

Net increase (decrease) in cash and cash equivalents	12,997,495	(3,487,599)
Cash and cash equivalents, beginning of period	7,202,577	23,687,671

Cash and cash equivalents, end of period	$20,200,072	$20,200,072

Cash paid for:
Interest	$282,641	$227,821

Income taxes	$-	$-

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Atlantic Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Atlantic Community Bank (the “Bank”). The Bank is a South Carolina state bank organized to conduct general banking business in Bluffton, South Carolina and the surrounding communities. From the Company’s inception in June 2005 until the Bank opened for business in January 2006, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare the Bank to commence business as a financial institution.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for the Company were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. Operating results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2005 as filed with the Securities and Exchange Commission.

Until the Bank opened for business in January 2006, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” as the Company devoted substantially all of its efforts to establishing a new business.

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

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 3 — Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs for stock warrants issued to directors. See description of plan in Note 5.

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

	Six months	Three months
	ended	ended
	June 30,	June 30,
	2006	2006
Net loss as reported	$(1,119)	$(380)
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	14	14
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(14)	(14)

Pro forma net loss including stock-based compensation cost
based on fair-value method	$(1,119)	$(380)

Loss per share:
Basic - as reported	$(1.02)	$(.30)

Basic - pro forma	$(1.02)	$(.30)

Diluted - as reported	$(1.02)	$(.30)

Diluted - pro forma	$(1.02)	$(.30)

Note 4 — Organizational Expenses

The Company transferred certain organizational expenses to the Bank on January 26, 2006.

A summary of expenses that were transferred included:

Salaries and benefits	$389,374
Professional fees	104,623
Advertising	47,820
Depreciation	21,310
Insurance	8,718
Office supplies	14,289
Rent	82,067
Telephone	15,233
Travel and entertainment	24,139
Utilities	2,576
Other	30,531

$740,680

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 5 — Stock Compensation Plan

In 2006, upon shareholder approval, the Company adopted the 2006 Stock Incentive Plan (the “Stock Plan”). The Stock Plan authorizes the grant to our employees and directors of stock options for up to 250,315 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization so that the number of shares authorized shall at all times equal 20% of the outstanding shares of common stock. Under the plan the Company may grant either incentive stock options or qualified stock options. No options have been granted under the Stock Plan as of June 30, 2006.

In addition to the Stock Plan, during 2006 the Company issued, for no additional consideration, warrants to organizers in recognition of the financial risk and efforts undertaken in organizing the Bank. Each warrant allows for the purchase of one share of common stock at a purchase price of $10.00 per share for every one share purchased in the initial offering, up to a maximum of 10,000 shares per organizer. The warrants are vested over a five year period with none vesting at the time of the grant. All unexercised organizer warrants expire on the tenth anniversary of the opening date of the Bank, subject to earlier termination in certain circumstances pursuant to individual stock warrant agreements.

There were 80,000 warrants granted during the six months ended June 30, 2006. Fair values were estimated using the Black-Scholes option-pricing model with the following assumptions used for the 2006 grants: dividend yield of 0.00%; estimated volatility of 10.00%; risk-free interest rate of 4.73%; expected lives of options of 7.50 years. For purposes of this calculation, compensation expense is recognized on a straight-line basis over the vesting period.

A summary of the Company’s stock warrants for the six months ended June 30, 2006 are as follows:

	Six months ended
	June 30, 2006
		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at January 1, 2006	-	$-
Granted	80,000	10.00
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2006	80,000	$10.00

The following table summarizes information about stock warrants outstanding for the six months ended June 30, 2006:

	Outstanding	Exercisable
Number of warrants	80,000	-
Weighted average remaining life	9.75	-
Weighted average exercise price	$10.00	-
High exercise price	$10.00	-
Low exercise price	$10.00	-

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 6 — Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during the first six months of 2006 due to the net loss. As a result, basic and dilutive loss per share and diluted earnings per share were the same.

Net loss per share-basic computation:

	Six months	Three months
	ended	ended
	June 30,	June 30,
	2006	2006
Net loss to common shareholders	$(1,119,025)	$(379,910)
Average common shares outstanding - basic	1,096,618	1,251,577
Basic loss per share	$(1.02)	$(.30)

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

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2006 and also analyzes our financial condition as of June 30, 2006. Because our Bank opened for business in January 2006, a comparison of the six and three months ended June 30, 2006 to the comparable period in 2005 is not included in this discussion. Until January 26, 2006, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals.

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

Item 2 — Management’s Discussion And Analysis or Plan of Operation — continued

Results of Operations

Net Interest Income

For the six months ended June 30, 2006, net interest income, the major component of our net income, was $359,795. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2006 was 4.51%, while the average rate realized on interest-earning assets was 5.38% for the same period. The net interest spread was 0.87 % for the six month period ended June 30, 2006.

For the three months ended June 30, 2006, net interest income was $232,830. The average rate paid on interest-bearing liabilities for the three months ended June 30, 2006 was 4.48%, while the average rate realized on interest-earning assets was 5.29% for the same period. The net interest spread was 0.81% for the three month period ended June 30, 2006.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $167,975, or 0.98% of total loans, as of June 30, 2006. For the six months ended June 30, 2006 the provision was also $167,975. There were no nonperforming loans at June 30, 2006 and no loans have been criticized or classified as of June 30, 2006. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Noninterest Income

Total noninterest income for the six months ended June 30, 2006 was $63,716. The largest component of noninterest income was mortgage origination fees, which totaled $51,026. Service charges on deposit accounts totaled $3,591 for the six month period ended June 30, 2006.

Total noninterest income for the three months ended June 30, 2006 was $41,396. The largest component of noninterest income was mortgage origination fees, which totaled $29,698. Service charges on deposit accounts totaled $3,021 for the quarter ended June 30, 2006.

Item 2 — Management’s Discussion And Analysis or Plan of Operation — continued

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2006 was $1,951,028. The primary component of noninterest expense is salaries and benefits, which were $934,270 for the six months ended June 30, 2006. Other operating expenses were $790,190 for the six months ended June 30, 2006. Pre-opening expenses in the amount of $740,680 were transferred to the Bank during the first quarter. See Note 4 for details of the various expenses transferred.

Total noninterest expense for the three months ended June 30, 2006 was $728,208. The primary component of noninterest expense is salaries and benefits, which were $330,206 for the three months ended June 30, 2006. Other operating expenses were $345,693 for the three months ended June 30, 2006.

Net Loss

The combination of the above factors resulted in a net loss for the six months ended June 30, 2006 of $1,119,025, or $1.02 per share, after the recognition of an income tax benefit of $576,467 for the period. As discussed above, the net loss includes pre-opening expenses of $740,680 from prior periods transferred to the Bank. The income tax benefit is based on the cumulative net loss.

Net loss for the three months ended June 30, 2006 was $379,910, or $0.30 per share, after recognition of an income tax benefit of $185,547 for the quarter.

Assets and Liabilities

During the first six months of 2006, total assets increased $30,605,326, or 365%, to $38,993,878 when compared to December 31, 2005. Excess funds from the initial stock offering, after funding loans, have been invested in overnight federal funds. Loans receivable were $17,071,217 and investment in federal funds totaled $19,810,000, each as of June 30, 2006. Funding for the loan growth also came from deposit growth of $28,022,993 for the first six months of 2006. The significant deposit and loan growth was a result of our successful effort to establish our presence in our market and the benefit of a strong advertising campaign implemented in the first and second quarters of 2006.

Loans

We experienced significant loan growth during the first six months of 2006 since commencing operations on January 26, 2006. Loans increased to $17,071,217 during the period. As shown below, the largest category of loans was real estate mortgage loans, which totaled $9,905,531 at June 30, 2006. Balances within the major loans receivable categories as of June 30, 2006 are as follows:

June 30,
2006
Real estate - construction	$6,172,089
Real estate - mortgage	9,905,531
Commercial and industrial	859,489
Consumer and other	134,108

Total gross loans	$17,071,217

Item 2 — Management’s Discussion And Analysis or Plan of Operation — continued

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At June 30, 2006 we did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

The following table depicts the activity in the allowance for loan losses for the period ended June 30, 2006:

June 30,
2006
Balance, January 1, 2006	$-
Provision for loan losses for the period	167,975
Net loans (charged-off) recovered during the period	-
Balance, June 30, 2006	$167,975

Gross loans outstanding, June 30, 2006	$17,071,217

Allowance for loan losses to loans outstanding	0.98%

Deposits

Total deposits were $28,022,993 at June 30, 2006. The largest category of deposits was savings and money market deposits, which totaled $15,065,754 at June 30, 2006.

Balances within the major deposit categories as of June 30, 2006 and are as follows:

June 30,
2006

Non-interest bearing transaction accounts	$3,135,360
Interest-bearing transaction accounts	965,774
Savings and money market	15,065,754
Time deposits $100,000 and over	5,097,380
Other time deposits	3,758,725

Total deposits	$28,022,993

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of June 30, 2006, our primary source of liquidity included federal funds sold totaling $19,810,000. We also have lines of credit available with correspondent banks to purchase federal funds totaling $2,400,000 at June 30, 2006.

Item 2 — Management’s Discussion And Analysis or Plan of Operation — continued

Capital Resources

Total shareholders’ equity increased $10,868,853 during the first six months of 2006 to $10,855,749. This increase is primarily attributable to $11,982,022, net of stock issuance costs, raised in capital, offset by a net loss for the period of $1,119,025. Equity was also negatively affected by the $8,108 decrease relating to the change in fair market value on securities available for sale.

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

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of June 30, 2006, as well as the ratios to be considered “well capitalized.”

Item 2 — Management’s Discussion And Analysis or Plan of Operation — continued

Capital Resources — continued

The following table summarizes the bank’s risk-based capital at June 30, 2006:

Shareholders' equity	$9,165,324
Plus - unrealized loss on available-for-sale securities	8,108

Tier 1 capital	9,173,432
Plus - allowance for loan losses(1)	167,975

Total capital	$9,341,407

Risk-weighted assets	20,241,000
Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	45.32%
Total capital (to risk-weighted assets)	46.15%
Tier 1 capital (to total average assets)	26.04%

___________
(1) Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2006, we had issued commitments to extend credit of $4,412,593 through various types of lending arrangements. We also had $101,635 of unused credit under pre-arranged overdraft plans and overdraft protection plans offered on deposit accounts.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2006.

		After One	After Three
	Within	Through	Through	Greater
	One	Three	Twelve	Than
	Month	Months	Months	One Year	Total
Unused commitments to extend credit	$101,761	$-	$1,308,338	$3,002,494	$4,412,593
Standby letters of credit	-	-	-	-	-

Totals	$101,761	$-	$1,308,338	$3,002,494	$4,412,593

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

Item 3 — Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 11, 2006, we were served with a complaint filed by our former chief financial officer, Timothy C. King, against our company and our bank in the Court of Common Pleas for Beaufort County, South Carolina. The complaint was originally filed on June 16, 2006 and was amended and refiled on June 29, 2006. The complaint alleges that the company and the bank breached the employment agreement we had entered into with Mr. King by not appointing him to the board of directors. The complaint alleges that, rather than voluntarily resigning, Mr. King was constructively discharged from employment with the company and the bank. The complaint seeks an unspecified amount of damages relating, among other things, to Mr. King’s alleged loss of compensation, loss on the sale of his home in New Hampshire, loss of professional prestige, opportunities, and financial benefits associated with being a director of our bank, loss on funds Mr. King invested in our common stock, costs and expenses relating to continuing health care coverage and Mr. King’s job search, punitive damages, pre-judgment interest, and attorneys’ fees. We have retained the law firm of Gignilliat, Savitz & Bettis, L.L.P. of Columbia, South Carolina to represent us in this matter. We filed a Motion to Dismiss the complaint on July 31, 2006. We intend to vigorously defend this action. There are no other pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of security holders during the quarter ended June 30, 2006 at our annual meeting of shareholders held on May 25, 2006. The matters were the election of the board of directors for a one year term and the approval of our 2006 Stock Incentive Plan. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).

Proposal #1 — Election of the Board of Directors to serve for a one-year term

Our directors are elected for one-year terms at each annual meeting. The current directors are listed below. Each director was nominated for election and was reelected at the annual meeting on May 25, 2006 for a one-year term. Votes for the election of the directors were as follows:

Name	Votes For	Votes Against or Withheld	Abstentions
Gary C. Davis	850,256	0	2,700
Frederick Anthony Nimmer, III	850,256	0	2,700
Robyn Josselson Shirley	850,256	0	2,700
Mark S. Simpson	850,256	0	2,700
Brian J. Smith	850,256	0	2,700
Robert P. Trask	850,256	0	2,700
Allen B. Ward	850,256	0	2,700
Edgar L. Woods	850,256	0	2,700

Proposal #2 — Approval of our 2006 Stock Incentive Plan

The board of directors previously approved the Atlantic Bancshares, Inc. 2006 Stock Incentive Plan. The plan authorizes the grant to our employees and directors of stock options for up to 250,315 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Our shareholders approved the plan at the annual meeting. The vote of the shareholders to approve the plan was 655,956 shares voted in favor, 183,000 shares voted against or withheld, and 14,000 shares abstained.

Item 5. Other Information

        On August 9, 2006, Atlantic Bancshares, Inc. entered into a Commercial Lease Agreement with MB Partners, LLC for $24,000 per year guaranteed for the first two years split into $2,000/month each of the first two years. The total term of the agreement is 10 years and may be extended for two full terms of 10 years each. Under the terms of the lease, the Company also must pay for utilities, real properties taxes, regime fees, and insurance for the office space. The lease for 1600 square feet of office space is located at The Executive Center Horizontal Property Regime, Unit 108, Hilton Head Island, South Carolina 29926. A copy of the lease agreement is attached to this Form 10-QSB as Exhibit 10.1. Mark S. Simpson, one of our directors, is also the manager of MB Partners, LLC. All of our directors, Gary C. Davis, F. Anthony Nimmer, III, Robyn J. Shirley, Mark S. Simpson, Brian J. Smith, Robert P. Trask, Allen B. Ward, and Edgar L. Woods, and one of our non-director officers, Anthony G. Schob, are also members of MB Partners, LLC.

        On August 7, 2006, Atlantic Bancshares, Inc. and Atlantic Community Bank entered into an employment agreement with Michelle M. Monts to serve as the Chief Financial Officer and an Executive Vice President. The agreement is for an initial term of three years at a salary of $100,000. She is also entitled to 10,000 options to purchase shares of our common stock and an automobile allowance of $350.00 per month. Ms. Monts, 39, has substantial experience in many levels of accounting and finance across the hotel/restaurant, retail, non-profit and banking sectors. Prior to joining us as our assistant controller in January 2006, she served as the Vice President and Treasurer of Atlantic Savings Bank, FSB, on Hilton Head Island, South Carolina from 1991 to 1998. From 1998 to 2005, Ms. Monts remained active in the Bluffton and Hilton Head Island communities as a volunteer for numerous organizations while raising three young children. A copy of Ms. Monts’ employment agreement is attached to this Form 10-QSB as Exhibit 10.2.

        On August 7, 2006, Atlantic Bancshares, Inc. and Atlantic Community Bank entered into an employment agreement with Karen B. Sprague to serve as Executive Vice President and Chief Operating Officer of the Bank and of the Company. The agreement is for an initial term of three years at a salary of $90,000. She is also entitled to options for 12,516 shares of our common stock and an automobile allowance of $350.00 per month. Ms. Sprague, 36, has many years of banking experience, all in the Bluffton/Hilton Head market. Prior to joining us as an Executive Vice President, she served as branch manager of First Federal Bank from October 2001until September 2005. From 1993 until 2001, Ms. Sprague was with Liberty Savings Bank, rising to the position of assistant vice president. She is a past president of the Zonta Club of Hilton Head Island and a graduate of Leadership Hilton Head/Bluffton. A copy of Ms. Sprague’s employment agreement is attached to this Form 10-QSB as Exhibit 10.3.

Item 6. Exhibits

10.1	Commercial Lease Agreement between MB Partners, LLC and Atlantic Community Bank dated August 9, 2006.
10.2	Employment Agreement between our company and our bank and Michelle M. Monts dated August 7, 2006.
10.3	Employment Agreement between our company and our bank and Karen B. Sprague dated August 7, 2006.
31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.
31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2006	By: /s/ Robert P. Trask
Robert P. Trask
President, Chief Executive Officer (Principal Financial Officer)

Date: August 10, 2006	By: /s/ Michelle Monts
Michelle Monts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Commercial Lease Agreement between MB Partners, LLC and Atlantic Community Bank dated August 9, 2006.
10.2	Employment Agreement between our company and our bank and Michelle M. Monts dated August 7, 2006.
10.3	Employment Agreement between our company and our bank and Karen B. Sprague dated August 7, 2006.
31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.
31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.