Form 10QSB
period 2006-09-30
Atlantic Bancshares, Inc.
filed 2006-11-13
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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
  Yes        No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,251,577 shares of common stock, no par value, outstanding as of November 9, 2006.

Transitional Small Business Disclosure Format (check one)
  Yes        No

ATLANTIC BANCSHARES, INC.

2

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheet

		December 31, 2005
		(Development Stage
	September 30, 2006	Enterprise)
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$880,307	$7,202,577
Federal funds sold	9,763,000	-

Total cash and cash equivalents	10,643,307	7,202,577

Investments available for sale	3,128,844	-

Loans held for sale	1,756,000	-

Loans receivable	29,911,436	-
Less allowance for loan losses	(300,000)	-

Loans, net	29,611,436	-

Premises, furniture and equipment, net	473,889	-
Accrued interest receivable	155,907	-
Deferred tax asset	721,492	-
Other assets	122,098	1,185,975

Total assets	$46,612,973	$8,388,552

Liabilities
Deposits
Noninterest-bearing transaction accounts	$5,382,940	$-
Interest-bearing transaction accounts	1,527,800	-
Savings and money market	18,055,127	-
Time deposits $100,000 and over	6,416,259	-
Other time deposits	4,278,729	-

Total deposits	35,660,855	-

Accrued interest payable	84,741	5,031
Notes payable	-	1,046,988
Stock subscription deposits	-	7,162,150
Other liabilities	257,178	187,487

Total liabilities	36,002,774	8,401,656

Shareholders’ equity
Preferred stock, no par per share
10,000,000 shares authorized, no shares issued	-	-
Common stock, no par per share
10,000,000 shares authorized; 1,251,577 and 10 shares
issued and outstanding at September 30, 2006 and
December 31, 2005, respectively	-	-
Additional paid-in-capital	12,021,633	100
Retained deficit	(1,421,124)	(13,204)
Accumulated other comprehensive income, net of tax	9,690	-

Total shareholders’ equity	10,610,199	(13,104)

Total liabilities and shareholders' equity	$46,612,973	$8,388,552

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Operations
For the nine months ended September 30, 2006 and
for the period from October 1, 2004 (inception) to September 30, 2005
(Unaudited)

		For the period
		From
	For the nine	October 1, 2004
	months ended	(inception) to
	September 30,	September 30,
	2006	2005
Interest income:
Loans, including fees	$707,100	$-
Investments	25,426	-
Federal funds sold	612,022	-
Interest bearing deposits with other banks	17,492	-

Total	1,362,040	-

Interest expense:
Time deposits $100,000 and over	111,234	-
Other deposits	519,134	-
Other interest expense	779	5,167

Total	631,147	5,167

Net interest income:	730,893	(5,167)
Provision for loan losses	300,136	-

Net interest income after provision for loan losses	430,757	(5,167)

Noninterest income:
Service charges on deposit accounts	12,624	-
Gain on sale of mortgage loans	90,463	-
Other service charges, commissions and fees	20,725	-

Total	123,812	-

Noninterest expense:
Salaries and employee benefits	1,335,563	161,297
Occupancy expense	214,016	52,651
Furniture and equipment expense	99,943	-
Other operating expenses	1,039,450	173,479

Total	2,688,972	387,427

Loss before income taxes	(2,134,403)	(392,594)
Income tax benefit	726,483	-

Net loss	$(1,407,920)	$(392,594)

Loss per share
Basic loss per share	$(1.23)	$ N/A

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Operations
For the three months ended September 30, 2006 and 2005
(Unaudited)

	For the three months ended
	September 30,
	2006	2005
Interest income:
Loans, including fees	$469,238		$-
Investments	17,456		-
Federal funds sold	208,408		-
Interest bearing deposits with other banks	-		-
Total	695,102		-

Interest expense:
Time deposits $100,000 and over	81,889		-
Other deposits	242,115		-
Other interest expense	-		5,167

Total	324,004		5,167

Net interest income:	371,098		(5,167)
Provision for loan losses	132,161		-

Net interest income after provision for loan losses	238,937		(5,167)

Noninterest income:
Service charges on deposit accounts	9,033		-
Gain on sale of mortgage loans	39,437		-
Other service charges, commissions and fees	11,626		-

Total	60,096		-

Noninterest expense:
Salaries and employee benefits	401,293		90,678
Occupancy expense	47,633		13,804
Furniture and equipment expense	39,758		-
Other operating expenses	249,260		103,318

Total	737,944		207,800

Loss before income taxes	(438,911)		(212,967)
Income tax benefit	150,016		-

Net loss	$(288,895)		$(212,967)

Loss per share
Basic loss per share	$(.23)	$	N/A

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statement of Shareholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2006 and 2005
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Deficit	Income	Total
Proceeds from issuance of
common stock	$-	$100	$-	$-	$100

Net loss for the period
October 1, 2004 (inception)
to September 30, 2005	-	-	(392,594)	-	(392,594)

Balance, September 30, 2005	$-	$100	$(392,594)	$-	$(392,494)

Balance, December 31, 2005	$-	$100	$(13,204)	$-	$(13,104)

Net loss	-	-	(1,407,920)	-	(1,407,920)

Other comprehensive income,
net of tax expense	-	-	-	9,690	9,690

Stock-based compensation expense	-	39,511	-	-	39,511

Proceeds from stock issuance	-	12,515,670	-	-	12,515,670

Stock issuance costs	-	(533,648)	-	-	(533,648)

Balance,
September 30, 2005	$-	$12,021,633	$(1,421,124)	$9,690	$10,610,199

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Cash Flows
(Unaudited)

		For the period
		From
	Nine months	October 1, 2004
	ended	(inception) to
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,407,920)	$ $(392,594)
Adjustments to reconcile net loss to net cash
used by operating activities
Provision for loan losses	300,136	-
Deferred stock issuance costs	-	(52,160)
Depreciation and amortization expense	82,829	-
Deferred income tax benefit	(726,483)	-
Increase in accounts payable	-	170,745
Increase in interest receivable	(155,907)	-
Increase in accounts receivable	-	(1,542)
Increase in interest payable	79,710	-
Stock-based compensation expense	39,511	-
Decrease (increase) in other assets	752,305	(27,885)
Increase in other liabilities	69,691	-

Net cash used by operating activities	(966,128)	(303,436)

Cash flows from investing activities:
Net increase in loans receivable	(29,911,572)	-
Net increase in loans held for sale	(1,756,000)	-
Purchase of investments available for sale	(3,114,163)	-
Payments for leasehold improvements	-	(103,324)
Purchases of premises, furniture, and equipment	(245,146)	(37,813)

Net cash used by investing activities	(35,026,881)	(141,137)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	24,965,867	-
Net increase in certificates of deposit and other time deposits	10,694,988	-
Net decrease in stock subscription deposits	(7,162,150)	-
Net (decrease) increase in borrowed funds	(1,046,988)	474,913
Proceeds from issuance of common stock,
net of stock issuance costs	11,982,022	100

Net cash provided by financing activities	39,433,739	475,013

Net increase in cash and cash equivalents	3,440,730	30,440

Cash and cash equivalents, beginning of period	7,202,577	-

Cash and cash equivalents, end of period	$10,643,307	$30,440

Cash paid for:
Interest	$551,437	$5,167

Income taxes	$-	$-

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Atlantic Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Atlantic Community Bank. The bank is a South Carolina state bank organized to conduct general banking business in Bluffton, South Carolina and the surrounding communities. From the Company’s inception in September 2005 until the bank opened for business in January 2006, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare the bank to commence business as a financial institution.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for the Company were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. Operating results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2005 as filed with the Securities and Exchange Commission.

Until the bank opened for business in January 2006, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” as the Company devoted substantially all of its efforts to establishing a new business.

Note 2 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

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

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Recently Issued Accounting Pronouncements — continued

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 3 – Stock Based Compensation

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

	Nine months	Three months
	ended	ended
	September 30,	September 30,
	2006	2005
Net loss as reported	$(1,408)	$(289)
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	40	26
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(40)	(26)

Pro forma net loss including stock-based compensation cost
based on fair-value method	$(1,408)	$(289)

Loss per share:
Basic - as reported	$(1.23)	$(.23)

Basic - pro forma	$(1.23)	$(.23)

Diluted - as reported	$(1.23)	$(.23)

Diluted - pro forma	$(1.23)	$(.23)

There were no options or warrants issued in 2005.

Note 4 – Organizational Expenses

The Company transferred certain organizational expenses to the bank on January 26, 2006.

A summary of expenses that were transferred included:

Salaries and benefits	$389,374
Professional fees	104,623
Advertising	47,820
Depreciation	21,310
Insurance	8,718
Office supplies	14,289
Rent	82,067
Telephone	15,233
Travel and entertainment	24,139
Utilities	2,576
Other	30,531

$740,680

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Stock Compensation Plan

In 2006, upon shareholder approval, the Company adopted the 2006 Stock Incentive Plan (the “Stock Plan”). The Stock Plan authorizes the grant to our employees and directors of stock options for up to 250,315 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization so that the number of shares authorized shall at all times equal 20% of the outstanding shares of common stock. Under the plan the Company may grant either incentive stock options or nonqualified stock options.

There were 70,563 options granted during the nine months ended September 30, 2006. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2006 grants: dividend yield of 0.00%; estimated volatility of 10.00%; risk-free interest rate of 5.12%; expected lives of the options of 7.50 years. For purposes of the calculation, compensation expense is recognized on a straight-line basis over the vesting period.

The following is a summary of the activity under the incentive stock options plans for the three and nine months ending September 30, 2006:

	Three and
	Nine months ended
	September 30, 2006
		Weighted
		Average
		Exercise
	Warrants	Price

Outstanding at January 1, 2006	-	$-
Granted	70,563	10.00
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2006	70,563	$10.00

All options were issued during the three months ended September 30, 2006.

The following table summarizes information about the stock options outstanding for the nine months ended September 30, 2006:

	Outstanding	Exercisable

Number of options	70,563	-
Weighted average remaining life	9.75	-
Weighted average exercise price	$10.00	-
High exercise price	$10.00	-
Low exercise price	$10.00	-

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

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Stock Compensation Plan – continued

There were 80,000 warrants granted during the nine months ended September 30, 2006. Fair values were estimated using the Black-Scholes option-pricing model with the following assumptions used for the 2006 grants: dividend yield of 0.00%; estimated volatility of 10.00%; risk-free interest rate of 4.73%; expected lives of options of 7.50 years. For purposes of this calculation, compensation expense is recognized on a straight-line basis over the vesting period.

A summary of the Company’s stock warrants for the nine months ended September 30, 2006 are as follows:

	Nine months ended
	September 30, 2006
		Weighted
		Average
		Exercise
	Warrants	Price

Outstanding at January 1, 2006	-	$-
Granted	80,000	10.00
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2006	80,000	$10.00

There were no warrants issued during the three months ended September 30, 2006.

The following table summarizes information about stock warrants outstanding for the nine months ended September 30, 2006:

	Outstanding	Exercisable

Number of options	80,000	-
Weighted average remaining life	9.50	-
Weighted average exercise price	$10.00	-
High exercise price	$10.00	-
Low exercise price	$10.00	-

Note 6 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during the first nine months of 2006 due to the net loss. As a result, basic and dilutive loss per share and diluted earnings per share were the same.

Net loss per share-basic computation:

	Nine months	Three months
	ended	ended
	September 30,	September 30,
	2006	2005

Net loss to common shareholders	$(1,407,920)	$(288,895)

Average common shares outstanding - basic	1,148,838	1,251,577

Basic loss per share	$(1.23)	$(.23)

Since only 10 shares of stock were issued in 2005, earnings per share information is not meaningful.

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2006 and also analyzes our financial condition as of September 30, 2006. Until January 26, 2006, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals.

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

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Results of Operations

Net Interest Income

For the nine months ended September 30, 2006, net interest income, the major component of our net income, was $730,893. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2006 was 4.69%, while the average rate realized on interest-earning assets was 6.14% for the same period. The net interest spread was 1.45% for the nine month period ended September 30, 2006. There were no sources of interest income in 2005.

For the three months ended September 30, 2006, net interest income was $371,098. The average rate paid on interest-bearing liabilities for the three months ended September 30, 2006 was 4.70%, while the average rate realized on interest-earning assets was 6.89% for the same period. The net interest spread was 2.19% for the three month period ended September 30, 2006.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $300,000, or 1% of total loans, as of September 30, 2006. For the nine months ended September 30, 2006 the provision was $300,136. There were no nonperforming loans at September 30, 2006. Loans totaling $676,764 were criticized and no loans have been classified as of September 30, 2006. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2006 was $123,812. The largest component of noninterest income was mortgage origination fees, which totaled $90,463. Service charges on deposit accounts totaled $12,624 for the nine month period ended September 30, 2006. There were no sources of noninterest income in 2005.

Total noninterest income for the three months ended September 30, 2006 was $60,096. The largest component of noninterest income was mortgage origination fees, which totaled $39,437. Service charges on deposit accounts totaled $9,033 for the quarter ended September 30, 2006.

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2006 was $2,688,972. The primary component of noninterest expense is salaries and benefits, which were $1,335,563 for the nine months ended September 30, 2006. Other operating expenses were $1,039,450 for the nine months ended September 30, 2006. Pre-opening expenses in the amount of $740,680 were transferred to the bank during the first quarter. See Note 4 for details of the various expenses transferred. For the period from October 1, 2004 to September 30, 2005, total noninterest expenses were $387,427. This primarily consists of salaries and benefits of $161,297 and other operating expenses totaling $173,479.

Total noninterest expense for the three months ended September 30, 2006 was $737,944. The primary component of noninterest expense is salaries and benefits, which were $401,293 for the three months ended September 30, 2006. Other operating expenses were $249,260 for the three months ended September 30, 2006. Total noninterest expense was $207,800 for the three months ended September 30, 2005. This primarily consists of salaries and benefits expense of $90,678 and other operating expense totaling $103,318.

Net Loss

The combination of the above factors resulted in a net loss for the nine months ended September 30, 2006 of $1,407,920, or $1.23 per share, after the recognition of an income tax benefit of $726,483 for the period. As discussed above, the net loss includes pre-opening expenses of $740,680 from prior periods transferred to the bank. The income tax benefit is based on the cumulative net loss. Net loss for the period from October 1, 2004 to September 30, 2005 was $392,594. The net loss consists entirely of expenses incurred prior to the opening of the bank.

Net loss for the three months ended September 30, 2006 was $288,895, or $.23 per share, after recognition of an income tax benefit of $150,016 for the quarter. Net loss for the three months ended September 30, 2005 was $212,967. The net loss consists entirely of expenses incurred prior to the opening of the bank.

Assets and Liabilities

During the first nine months of 2006, total assets increased $38,224,421, or 456%, to $46,612,973 when compared to December 31, 2005. Excess funds from the initial stock offering, after funding loans, have been invested in overnight federal funds. Loans receivable were $29,911,436 and investment in federal funds totaled $9,763,000, each as of September 30, 2006. Funding for the loan growth also came from deposit growth of $35,660,855 for the first nine months of 2006. The significant deposit and loan growth was a result of our successful on-going effort to establish our presence in our market and the benefit of a strong advertising and branding campaign implemented during the first nine months of 2006.

Loans

We experienced significant loan growth during the first nine months of 2006 since commencing operations on January 26, 2006. Loans increased to $29,911,436 during the period. As shown below, the largest category of loans was real estate mortgage loans, which totaled $17,013,712 at September 30, 2006. Balances within the major loans receivable categories as of September 30, 2006 are as follows:

September 30,
2006

Real estate - construction	$9,784,386
Real estate - mortgage	17,013,712
Commercial and industrial	2,842,908
Consumer and other	270,430

Total gross loans	$29,911,436

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2006, loans totaling $676,764 were criticized and we had no classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

The following table depicts the activity in the allowance for loan losses for the nine months ended September 30, 2006:

September 30,
2006

Balance, January 1, 2006	$-
Provision for loan losses for the period	300,136
Net loans (charged-off) during the period	(136)

Balance, September 30, 2006	$300,000

Gross loans outstanding, September 30, 2006	$29,911,436

Allowance for loan losses to loans outstanding	1.00%

Deposits

Total deposits were $35,660,855 at September 30, 2006. The largest category of deposits was savings and money market deposits, which totaled $18,055,127 at September 30, 2006.

Balances within the major deposit categories as of September 30, 2006 and are as follows:

September 30,
2006

Non-interest bearing transaction accounts	$5,382,940
Interest-bearing transaction accounts	1,527,800
Savings and money market	18,055,127
Time deposits $100,000 and over	6,416,259
Other time deposits	4,278,729

Total deposits	$35,660,855

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of September 30, 2006, our primary source of liquidity included federal funds sold totaling $9,763,000. We also have lines of credit available with correspondent banks to purchase federal funds totaling $2,400,000 at September 30, 2006.

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Capital Resources

Total shareholders’ equity increased $10,623,303 during the first nine months of 2006 to $10,610,199. This increase is primarily attributable to $11,982,022, net of stock issuance costs, raised in capital, offset by a net loss for the period of $1,407,920. Equity was also positively affected by the $9,690 increase relating to the change in fair market value on securities available for sale, net of taxes.

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

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of September 30, 2006, as well as the ratios to be considered “well capitalized.”

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation — continued

Capital Resources – continued

The following table summarizes the bank’s risk-based capital at September 30, 2006:

Shareholders’ equity	$8,910,157
Plus - unrealized gain on available-for-sale securities	9,690

Tier 1 capital	8,919,847

Plus - allowance for loan losses (1)	300,000

Total capital	$9,219,847

Risk-weighted assets

Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	21.39%
Total capital (to risk-weighted assets)	27.56%
Tier 1 capital (to total average assets)	28.48%

_________________
    (1)        Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2006, we had issued commitments to extend credit of $6,321,980 through various types of lending arrangements. This includes $148,383 of unused credit under pre-arranged overdraft plans and overdraft protection plans offered on deposit accounts.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2006.

		After One	After Three
	Within	Through	Through	Greater Than
	One	Three	Twelve	Than
	Month	Months	Twelve Months	One Year	Total

Unused commitments to extend credit	$148,383	$-	$1,734,161	$4,421,436	$6,303,980
Standby letters of credit	-	-	9,000	9,000	18,000

Totals	$148,383	$-	$1,743,161	$4,430,436	$6,321,980

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

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation — continued

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

Item 3 – Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ATLANTIC BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

On July 11, 2006, we were served with a complaint filed by our former chief financial officer, Timothy C. King, against our company and our bank in the Court of Common Pleas for Beaufort County, South Carolina. The complaint was originally filed on September 16, 2006 and was amended and refiled on September 29, 2006. The complaint alleges that the company and the bank breached the employment agreement we had entered into with Mr. King by not appointing him to the board of directors. The complaint alleges that, rather than voluntarily resigning, Mr. King was constructively discharged from employment with the company and the bank. The complaint seeks an unspecified amount of damages relating, among other things, to Mr. King’s alleged loss of compensation, loss on the sale of his home in New Hampshire, loss of professional prestige, opportunities, and financial benefits associated with being a director of our bank, loss on funds Mr. King invested in our common stock, costs and expenses relating to continuing health care coverage and Mr. King’s job search, punitive damages, pre-judgment interest, and attorneys’ fees. We have retained the law firm of Gignilliat, Savitz & Bettis, L.L.P. of Columbia, South Carolina, to represent us in this matter. We filed a Motion to Dismiss the complaint on July 31, 2006. We intend to vigorously defend this action. There are no other pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

31.1             Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2             Rule Rule 15d-14(a) Certification of the Principal Financial Officer.

32                Section 1350 Certifications.

ATLANTIC BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2006	By: /s/ Robert P. Trask
Robert P. Trask
President, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2006	By: /s/ Michelle Monts
Michelle Monts
Chief Financial Officer (Principal Financial and Accounting Officer)

ATLANTIC BANCSHARES, INC.

EXHIBIT INDEX

Exhibit
Number              Description

31.1              Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2             Rule 15d-14(a) Certification of the Principal Financial Officer.

32                Section 1350 Certifications.