Form 10KSB
period 2006-12-31
Atlantic Bancshares, Inc.
filed 2007-04-02
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year Ended:  December 31, 2006

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

State issuer's revenues for its most recent fiscal year. $2,178,283

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 19, 2007 was $11,303,840. Because there is not an active trading market for the Common Stock, we have used our initial public offering price of $10.00 as an estimate of the market value of a share of our Common Stock for purposes of calculating our public float.

As of March 23, 2007, the Company had 1,251,577 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format.   (Check one):   Yes       No

Part I

Item 1.    Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described below under “Risk Factors” and the following:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

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

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2006, approximately $7 million of our loans, or 67.0% of our company’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 7 loans totaling approximately $500,000 had loan-to-value ratios of 100% or more. At December 31, 2006, $2.3 million of our commercial loans, or 21.6% of our company’s capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2006, approximately 90% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to payhigher interest rates to attract customers.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not currently provide. Also, a number of community banks are entering our primary service area. They include denovo banks and branches of established banking operations, both headquartered in-market as well as out-of-market. As is the case with other financial service providers, they are attracted to our primary service area’s demographic trends and growing deposit base. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We are subject to extensive regulation that could limit or restrict our activities. This regulation is \ for protection of the bank’s depositors and not for the investors.

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

The costs of being an SEC registered company are proportionately higher for small companies such as Atlantic Bancshares because of the requirements imposed by the Sarbanes-Oxley Act.

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

        We are in the process of evaluating our internal controls over financial reporting to allow management to report on our internal controls over financial reporting for our fiscal year 2007, and for our independent registered public accounting firm to attest to our internal controls for fiscal year 2008, as required by regulations relating to Section 404 of the Sarbanes-Oxley Act. While we currently anticipate that we will be able to fully implement the requirements relating to internal controls and other aspects of Section 404 in a timely manner, we could identify deficiencies that we may not be able to remediate in time to meet the applicable deadlines. If we are not able to implement or maintain the requirements of Section 404 in a timely manner or with adequate compliance, we could be subject to scrutiny by regulatory authorities and the trading price of our stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. We currently anticipate that we will fully implement the requirements relating to internal controls and all other aspects of Section 404 within the required time frames.

An economic downturn, especially one affecting Beaufort and Jasper Counties and the surrounding communities, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success will significantly depend upon the growth in population, income levels, deposits, and housing starts in our primary service area. If the primary service area in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If an economic downturn occurs in the economy as a whole, or in our primary market, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

Marketing Focus

        Historically, the banks in Beaufort County were local branches of large regional banks. Recently there has been, and there may continue to be, an influx of community banks within our primary service area. The mix of incoming banks includes denovo banks and established operations, both headquartered in-market as well as out-of-market. Size continues to provide the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and in Beaufort County.

        We have created a niche in the community banking market in our primary service area via our staffing, advertising and approach to service. Generally, we do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small to medium-sized businesses, entrepreneurs and professional concerns. The bank advertises to emphasize the company’s brand image, local ownership, community bank nature, and ability to provide more personalized service than its competition.

Location and Service Area

        Our main office is currently located at 1 Sherington Drive, Suite J (Sheridan Park), Bluffton, South Carolina 29910. The location was formerly subleased through Regional Bankshares, Inc. until January 24, 2006 when we entered into a new lease with Carolina Partners, LLC. The facility is 2,190 square feet and is leased until 2010 with a three-year option to renew. We also lease a facility for our operations department at 70 Pennington Drive, Suite 21 (Sheridan Park), Bluffton, South Carolina 29910. This facility is approximately ¼ mile south of the Sheridan Park branch location and is in the same commercial subdivision. This operations department facility has approximately 2,000 square feet of office space and houses between seven and ten employees. We anticipate leasing the location housing our operations department through 2007 and possibly into 2008. We are exploring the possibility of entering into a new lease agreement for a facility that would consolidate and house both our main office and our operations department.

        We also have a loan production office located at 1 Corpus Christi Place, Suite 108, Hilton Head Island, South Carolina 29928. The 1,837 square feet facility housing the loan production office is leased from MB Partners, LLC, a separate company whose ownership, in part, includes the eight directors of Atlantic Bancshares, Inc.

        Current plans project opening additional branch offices within five years. As is the case with any and all branching efforts, we would need to receive approval from appropriate regulatory bodies. We anticipate converting our Hilton Head Island loan production office into a full service depository branch. In 2006, MB Partners, LLC purchased an approximately one and a half acre commercial parcel in Jasper County. This commercial parcel is located at the corner of Meade Road and Argent Boulevard. We may enter into a purchase, lease and/or build-to-suit agreement relating to this parcel and the development of a branch facility on this parcel. In the event that Atlantic Bancshares, Inc. determines to move forward with a branch on this parcel, we would, again, need to receive, prior to consummation, approval from appropriate regulatory bodies.

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

        Our primary service area’s economic strength comes from the industries of tourism, real estate development, education, government and services. The commercial sector of the economy is orientated towards real estate development. According to Claritas, Inc., a marketing research firm, 2006‘s average household income in our primary service area was $89,196 compared to $65,849 for the United States as a whole. Within the primary service area, the average household income is projected to increase by 10.3% between 2006 and 2011. We believe that the community will continue to experience rapid growth in the commercial sectors offering services to residents and visitors. We anticipate that growth in residential and commercial activity in the primary service area and surrounding areas will increase the demand for depository and lending services within our market and believe that the conditions are favorable for the growth of our company.

        We believe our primary service area will sustain continued growth. According to Claritas, Inc., the population growth for our primary service area from 2000 to 2006 was approximately 18.6%. They are projecting a growth of 12.7% between 2006 and 2011 compared to the projected national average of 4.8%. The number of households in our primary service area is projected to increase by 13.5% between 2006 and 2011 compared to the projected national average of 5%. As a result, we anticipate the area’s expanding population and expected growth in total households will enlarge Atlantic Community Bank’s potential customer base.

Lending Activities

         General. We offer a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in the bank’s market area. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits and also denovo banking organizations new to our market. As a result, we have charged, from time to time, lower interest rates to attract borrowers and may continue to do so.

        The well established banks in our service area will make proportionately more loans to medium-to-large-sized businesses than we will. Many of the bank’s commercial loans are made to small-to-medium-sized businesses which are less able to withstand competitive, economic, and financial conditions than larger borrowers.

        Loan Approval and Review. The bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee. The bank does not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. The bank currently intends to adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The bank sells residential mortgage loans that it originates on the secondary market.

Loan Distribution. The distribution of our loans for the first year is as follows:

Real Estate-Mortgage	57%
Real Estate-Construction, land
development and other land loans	33%
Commercial and industrial	9%
Consumer loans	1%

Total	100%

Our deposit and loan distribution going forward depend on our customers’ requirements and other factors and will likely vary over time.

        Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectibility of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. Our allowance for loan losses equals approximately 1.0% of the average outstanding balance of our loans. Over time, we periodically determine the amount of the allowance based on our consideration of several factors, including:

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

        Lending Limits. The bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits will increase or decrease as the bank’s capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank is not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

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

        Real Estate Loans. We expect that loans secured by first or second mortgages on real estate will make up approximately 85% of the bank’s loan portfolio. These loans will generally fall into one of two categories: commercial real estate loans or construction and development loans. We also expect to make residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank generally charges an origination fee for each loan.

Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we do not advance more than regulatory limits. We require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We also require borrowers to obtain hazard insurance policies and flood insurance, if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

        We have the ability to originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

•	Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request.

•	Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We also reduce risk by selling participations in larger loans to other institutions when possible.

•	Residential Real Estate Loans. These loans generally have longer terms, up to 30 years. We offer fixed and adjustable rate mortgages, and we sell most or all of the residential real estate loans that we generate in the secondary market soon after we originate them. At this time, we do not intend to retain servicing rights for these loans. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its credit profile. By selling these loans in the secondary market, we significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the bank.

        Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. We focus our efforts on commercial loans of $1,000,000 or less. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. We issue trade letters of credit, standby letters of credit, and foreign exchange directly and, in some cases, through a correspondent bank as agent for the bank. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

        We have access to small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 and “LowDoc” programs. Typically, these loans are partially guaranteed by the government which may help to reduce the bank’s risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

Banking Services

        We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Beaufort and Jasper County area. In addition, we offer certain retirement account services, including IRAs. We solicit these accounts from individuals, businesses, and other organizations.

Other Banking Services

        We offer cashier’s checks, banking by mail, direct deposit of payroll and social security checks, United States Savings Bonds, and travelers checks. We are associated with the Honor, Star, Presto, and Cirrus ATM networks that may be used by the bank’s customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We also offer a debit card and credit card services through a correspondent bank as an agent for the bank. We offer on-line banking, lines of credit, and telephone banking. And, we provide deposit courier service for customers who fall within our primary service area. We do not expect the bank to exercise trust powers during its initial years of operation.

        We offer products and services via the traditional means of brick and mortar, phone banking, ATM network and Internet banking.

Competition

        The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, community banks, savings banks, credit unions, finance companies, and money market mutual funds operating in the Bluffton area and surrounding communities. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. Many are larger than we are and have greater financial and personnel resources than currently have. Some are large super-regional and regional banks, like Wachovia Bank, Bank of America, and SunTrust Bank, and others are more established community banks, like CoastalStates Bank, Liberty Savings Bank FSB, First Federal S&L of Charleston, Beach First National Bank, and Lowcountry National Bank. Many of these institutions offer services, including extensive and established branch networks and trust services that we either do not expect to provide or will not provide for some time. Due to this competition, we may pay higher rates of interest to attract deposits from time to time. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank. Most of these institutions have substantially greater resources and lending limits than we have. Nevertheless, we believe that our management team, our focus on relationship banking, successful branding advertising campaign, and the economic and demographic dynamics of our service area have allowed us to gain a meaningful share of the area’s deposits in a relatively short period of time.

Employees

        As of March 1, 2007, we had 20 full-time employees and 3 part-time employees.

SUPERVISION AND REGULATION

        Both Atlantic Bancshares, Inc., and Atlantic Community Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Atlantic Bancshares, Inc.

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder. As a bank holding company located in South Carolina, the South Carolina Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

        Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks; and

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

        Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

        As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

        Change in Control. In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Moreover, the South Carolina Board of Financial Institutions also must approve an acquisition of a South Carolina bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

        Our common stock is not registered under Section 12 of the Securities Exchange Act of 1934. If we have more than 500 shareholders of record on December 31,of any year, we will be required to register our common stock under Section 12 of the Securities Exchange Act during the first 120 days of the following year. Any shareholder of 10% or more, but less than 25% of any class of our voting securities would be required to either file as a controlling shareholder of the company or rebut the presumption of control in accordance with Federal Reserve regulations. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Source of Strength. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the bank holding company under the bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Atlantic Community Bank — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the Company. Our ability to pay dividends is subject to regulatory restrictions as described below in “Atlantic Community Bank– Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Atlantic Community Bank

        The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.

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

        All insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

        Prompt Corrective Action. As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized – The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized – The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized – The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•	Significantly Undercapitalized – The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•	Critically Undercapitalized – The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

        If the FDIC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

        As of December 31, 2006, the bank was deemed to be “well capitalized.”

        FDIC Assessments. Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law – generally $100,000 per accountholder and $250,000 for certain retirement accountholders. In accordance with regulations adopted to implement the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), deposit insurance premium assessments are based upon perceived risks to the DIF, by evaluating an institution’s supervisory ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk, pay lower premiums than those institutions deemed to pose more risk, which pay more.

        FDIRA caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC is required to issue cash dividends, awarded on a historical basis, for half of the amount of the excess. Pursuant to the FDIRA, the FDIC will begin indexing deposit insurance coverage levels for inflation beginning in 2012. Moreover, if we become undercapitalized we cannot accept employee benefit plan deposits.

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

        The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

        Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the

GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

        The deposit operations of the bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Enforcement Powers. The bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

        Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

        The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

        Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the bank’s policy not to disclose any personal information unless required by law.

        Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

        Payment of Dividends. A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

        Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Item 2.   Description of Property.

        We are located at 1 Sherington Drive, Suite J (Sheridan Park), Bluffton, South Carolina 29910. The location was formerly subleased through Regional Bankshares, Inc. until January 24, 2006 when we entered into a new lease with Carolina Partners, LLC. The facility is 2,190 square feet and is leased until 2010 with a thee-year option to renew. Sheridan Park is an established commercial subdivision fronting Highway 278 and includes the South Carolina Division of Motor Vehicles, restaurants, retail stores, wholesalers, and professional office space. The commercial building that contains our leased space also borders on and provides signage on Highway 278. Signage is also provided directly over the main public entrance.

        We also lease a facility for our operations department at 70 Pennington Drive, Suite 21 (Sheridan Park), Bluffton, South Carolina 29910. This facility is approximately ¼ mile south of the Sheridan Park branch location and is in the same commercial subdivision. This operations department facility has approximately 2,000 square feet of office space and houses between seven and ten employees. We anticipate leasing this temporary location through 2007 and possibly into 2008.

        On January 1, 2006 we opened a loan production office on the south end of Hilton Head Island. We leased a facility at 1 Corpus Christi Place, Suite 108, Hilton Head Island, South Carolina 29928 that has a total of 1,837 square feet for a period of one year with a one year option to renew. The organizers of the company, along with other non-organizers, have formed a separate company, MB Partners, LLC, which purchased this location that we lease. We entered into a new lease agreement beginning August 1, 2006 for a minimum of ten years. The lease provides for two ten-year renewal options.

        See the discussion under “Location and Service Area” in Item 1 above for additional information regarding our properties and certain potential future properties.

Item 3.   Legal Proceedings.

        On or about July 05, 2006, we were served with a complaint filed by our former chief financial officer, Timothy C. King, against our company and our bank in the Court of Common Pleas for Beaufort County, South Carolina. The complaint was originally filed on June 16, 2006 and was amended and refiled on June 29, 2006. The complaint alleges that the company and the bank breached the employment agreement we had entered into with Mr. King by not appointing him to the board of directors. The complaint alleges that, rather than voluntarily resigning, Mr. King was constructively discharged from employment with the company and the bank. The complaint seeks an unspecified amount of damages relating, among other things, to Mr. King’s alleged loss of compensation, loss on the sale of his home in New Hampshire, loss of professional prestige, opportunities, and financial benefits associated with being a director of our bank, loss on funds Mr. King invested in our common stock, costs and expenses relating to continuing health care coverage and Mr. King’s job search, punitive damages, pre-judgment interest, and attorneys’ fees. We have retained the law firm of Gignilliat, Savitz & Bettis, L.L.P. of Columbia, South Carolina, to represent us in this matter. We filed a Motion to Dismiss the complaint on August 01, 2006. We intend to vigorously defend this action.

        Except as described above, we are not a party to, nor are any of our properties subject to, any material legal proceedings, other than legal proceedings that we believe are routine litigation incidental to our business.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II.

Item 5.   Market for Common Equity and Related Stockholder Matters.

        There is no established market for our common stock. We do not expect to qualify for listing on Nasdaq or any other exchange for at least several years. Subject to receiving regulatory clearance, a sponsoring broker-dealer may begin to match buy and sell orders for our common stock and enter quotes for our common stock on the OTC Bulletin Board. However, even if we become quoted, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market. There can be no assurance that our common stock will become quoted on the OTC Bulletin Board.

        As of March 16, 2007, there were 1,251,577 shares of common stock outstanding held by approximately 392 shareholders of record. All of our currently issued and outstanding common stock was issued in our initial public offering which was completed on March 1, 2006. The price per share in our initial public offering was $10.00. We are not aware of any trades of our common stock except for a trade for 500 shares of our common stock at a price of $11.00 on March 19, 2007.

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

        Additional information regarding our equity compensation plans is set forth in Item 11 below.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

Selected Financial Data

The following selected financial data for the period ended December 31, 2006 is derived from the financial statements and other data of Atlantic Bancshares, Inc. (the Company). The selected financial data should be read in conjunction with the financial statements of the Company, including the accompanying notes, included elsewhere herein.

2006
(Dollars in thousands)
Income Statement Data:
Interest Income	$2,178
Interest Expense	981
Net Interest Income	1,197
Provision for loan losses	390
Net interest income (loss) after provision for loan loss	807
Noninterest income	198
Noninterest expense	3,426
Loss before income taxes	(2,421)
Income taxes	823
Net loss	(1,598)

Balance Sheet Data:
Assets	$51,922
Earning assets	49,084
Securities (1)	3,561
Loans, net of unearned income (2)	38,819
Allowance for loan losses	389
Deposits	41,211
Shareholder's equity	10,443

Per share data:
Earnings (losses) per share	$(1.36)
Book value (period end)	8.34

_________________
(1)    All securities are available for sale and are stated at fair value.
(2)    Loans are stated at gross amounts before allowance for loan losses.

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws. All statements that are not historical facts are “forward-looking statements.” You can identify these forward-looking statements through our use of words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “project,” “continue,” or other similar words. Forward-looking statements include, but are not limited to, statements regarding our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a new company with no operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

•	our growth and our ability to maintain growth;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the effect of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities;

•	the effects of competition from other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with competitors that offer banking products and services by mail, telephone and computer and/or the Internet;

•	failure of assumptions underlying the establishment of our allowance for loan losses, including the value of collateral securing loans;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, those described under the caption “Risk Factors” in Item 1 of our Form 10-KSB filed for the year ended December 31, 2006.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Introduction

The following discussion describes our results of operations for 2006 and also analyzes our financial condition as of December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance in 2006 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

Naturally, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the “Provision and Allowance for Loan Loss” section, we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the “Noninterest Income and Expense” section.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other information included in this report.

Basis of Presentation

The following discussion should be read in conjunction with the preceding “Selected Financial Data” and the Company’s Financial Statements and the Notes thereto and the other information included elsewhere in this Annual Report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report.

General

Atlantic Bancshares, Inc. (the Company) is a bank holding company headquartered in Bluffton, South Carolina. Its subsidiary, Atlantic Community Bank (the Bank), opened for business on January 26, 2006. The principal business activity of the Bank is to provide banking services to domestic markets, principally in the Beaufort county region of South Carolina. Our deposits are insured by the Federal Deposit Insurance Corporation.

We completed an initial public offering of our common stock on March 1, 2006 in which we sold a total of 1,251,577 shares of common stock at $10 per share. Proceeds of the stock issuance, net of offering costs totaling $533,648, were used to pay organizational costs and provide the initial capital for the Bank.

Results of Operations

For the year ended December 31, 2006

Net interest income for the year ended December 31, 2006 was $1,197,451. Total interest income for the period was $2,178,283 and was offset by interest expense of $980,832. The components of interest income were from loans, including fees, of $1,421,776, federal funds sold of $668,325, investment income of $70,690, and other interest income of $17,492.

The Company’s net interest spread and net interest margin were 1.92% and 3.64%, respectively, in 2006. The largest component of average earning assets was loans.

The provision for loan losses was $390,174 in 2006. The charges to the provision were to maintain the allowance for loan losses at a level sufficient to cover possible future losses in the loan portfolio.

Noninterest income for the year ended December 31, 2006 totaled $197,420. The largest portion of noninterest income was generated by fees from the origination of mortgage loans which totaled $139,057 for the period. Service charges on deposit accounts totaled $24,343 for the year ended December 31, 2006.

Noninterest expense for the year ended December 31, 2006 totaled $3,425,670. Noninterest expenses included $740,680 in pre-opening expenses. Salaries and employee benefits totaled $1,732,164 for the year. Salaries included the cost of key personnel employed during the organizational period. Additional components of noninterest expense for the year consisted of professional fees of $280,562, occupancy expense of $263,599, data processing expense of $245,413, and other operating expenses of $534,013. The Bank launched a substantial advertising campaign emphasizing its “a” brand which contributed to marketing expenses totaling $369,919 for the year ended December 31, 2006. The campaign has achieved a recognizable image for the Bank in our competitive local market during our first year of operations.

Our net loss for the year ended December 31, 2006 was $1,598,113. The net loss for the period is after the recognition of an income tax benefit of $822,860. The income tax benefit was based on an effective tax rate of 34%. The benefit was based on all expenses since the Company’s inception. As stated earlier, the net loss includes pre-opening expenses of $740,680.

For the period October 1, 2004 (inception) to December 31, 2005

Our net loss of $13,204 for the period October 1, 2004 (inception) to December 31, 2005 consisted primarily of expenses to organize the Bank. The Company incurred $615,729 in organizational and pre-opening expenses for the period of October 1, 2004 to December 31, 2005. However, these expenses were recorded as a receivable on the Company’s books since these expenses related to the formation of the Bank. As discussed in Note 1 to the financial statements, these expenses were transferred to the bank during the first quarter of 2006. Information related to the period October 1, 2004 (inception) to December 31, 2005 is not considered meaningful and therefore is not presented.

Net Interest Income

General.     For an established financial institution, the largest component of net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. This net interest income divided by average interest-earning assets represents our net interest margin.

Average Balances, Income and Expenses and Rates. The following tables set forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities and are then annualized. Average balances have been derived from the daily balances throughout the period indicated.

	December 31, 2006
	Average	Income/	Yield/
	Balance	Expense	Rate
Assets:
Earning assets:
Loans (1)	$17,607,733	$1,421,776	8.07%
Securities, taxable	1,304,183	70,690	5.42%
Nonmarketable equity securities	2,553	-	-
Federal funds sold	13,610,436	668,325	4.91%
Time deposits with other banks	396,896	17,492	4.41%

Total earning-assets	$32,921,801	$2,178,283	6.62%

Cash and due from banks	2,669,843
Premises and equipment	345,331
Other Assets	620,788
Allowance for loan losses	(160,578)

Total Assets	$36,397,185

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$1,130,292	$15,020	1.33%
Savings and money market accounts	12,606,397	593,477	4.71%
Time deposits	7,116,892	371,556	5.22%
Other borrowings	19,426	779	4.01%

Total interest-bearing deposits	$20,873,007	$980,832	4.70%

Demand deposits	3,952,397
Accrued interest and other liabilities	729,507
Shareholder's equity	10,842,274

Total liabilites and shareholder's equity	$36,397,185

Net interest income		$1,197,451

Net interest spread			1.92%

Net interest margin (2)			3.64%

(1)     There were no loans in nonaccrual status. The effect of fees collected on loans totaling $32,763 increased the annualized yield on loans by .18% from 7.89%. The effect on the annualized yield on earning assets was an increase of .10% from 6.52%. The effect on net interest spread and net interest margin was an increase of .10% and .10% from 1.82% and 3.54%, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

(2)     Interest income divided by average earning assets.

Analysis of Changes in Net Interest Income. Due to 2006 being the year of commencement, all interest income and expense is attributable to the volume of earning assets and interest-bearing liabilities, respectively.

Interest Sensitivity. We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by us is the measurement of our interest sensitivity “gap”, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth our interest rate sensitivity at December 31, 2006:

Interest Sensitivity Analysis

				Greater
		After Three		Than
	Within	Through	One	Five Years
	Three	Twelve	Through	or Non-
	Months	Months	Five Years	sensitive	Total
(Dollars in thousands)
Assets
Earning Assets;
Loans	$11,094	$2,906	$23,427	$1,392	$38,819
Investment securities	-	-	990	2,571	3,561
Nonmarketable equity securities	-	-	-	93	93
Federal funds sold	6,611	-	-	-	6,611

Total earning assets	$17,705	$2,906	$24,417	$4,056	$49,084

Liabilities
Interest-bearing liabilities:
Demand deposits	$4,379	$-	$-	$-	$4,379
Savings and money market deposits	14,736	-	-	-	14,736
Time deposits	3,830	11,314	1,978	-	17,122

Total interest-bearing liabilities	$22,945	$11,314	$1,978	$-	$36,237

Period gap	(5,240)	(8,408)	22,439	4,056	12,847

Cumulative gap	(5,240)	(13,648)	8,791	12,847

Ratio of cumulative gap to
Total earning assets	(10.68)%	(27.81)%	17.91%	26.18%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.

We generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability-sensitive. We are cumulatively liability sensitive through the first twelve months and cumulatively asset sensitive beyond one year. However, our gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

General. We have developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, our Board of Directors reviews and approves the appropriate level for our allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in our market. The objective of management has been to fund the allowance for loan losses at approximately 1% of total loans outstanding until a history is established.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the risk inherent in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

Our allowance for loan losses is based upon judgments and assumptions about risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators.

Based on present information and an ongoing evaluation, we consider the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. We do not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the year ended December 31, 2006.

Interest Sensitivity Analysis

2006
(Dollars in thousands)
Total loans outstanding at end of period	$38,819
Average loans outstanding	17,608
Balance of allowance for loan losses at beginning of period	-
Net loan losses	(1)
Provision for loan losses	390

Balance of allowance for loan losses at end of year	$389

Allowance for loan losses to period end loans	1%

Nonperforming Assets

Nonperforming Assets. There were no nonperforming assets at December 31, 2006.

Our policy with respect to nonperforming assets is as follows. Accrual of interest will be discontinued on a loan when we believe, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan will generally be placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid will be reversed and deducted from current earnings as a reduction of reported interest income. No additional interest will be accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings.

Potential Problem Loans. At December 31, 2006, loans totaling $777,690 were criticized and no loans were classified or impaired by our internal review mechanisms. The results of this internal review process are considered in determining our assessment of the adequacy of the allowance for loan losses. However, based on the prior experience of management and other new banks, we have established the overall objective to maintain the allowance for loan losses at approximately 1% of total loans to provide for the risk of loss inherent in the loan portfolio.

Noninterest Income and Expense

Noninterest Income. The largest component of noninterest income was mortgage origination fees for the year ended December 31, 2006 which totaled $139,057. There was no noninterest income for the period October 1, 2004 (inception) to December 31, 2005.

The following table sets forth the principal components of noninterest income for the year ended December 31, 2006.

2006
Mortgage origination fees	$139,057
Service charge on deposit accounts	24,343
Other	34,020

Total noninterest income	$197,420

Noninterest Expense. Salaries and employee benefits comprised the largest component of noninterest expense which totaled $1,732,164 for the year ended December 31, 2006. Pre-opening expenses associated with forming the Company comprise $740,680 of total noninterest expenses.

The following table sets forth the primary components of noninterest expense for the year ended December 31, 2006.

2006
Salaries and employee benefits	$1,732,164
Net occupancy expense	263,599
Insurance	22,660
Application and license fees	9,513
Advertising and marketing expense	369,919
Office supplies, stationary and printing	83,112
Data processing	245,413
Professional fees	280,562
Furniture and equipment expense	140,131
Telephone	85,761
Postage	15,468
Other	177,368

Total noninterest expense	$3,425,670

Earning Assets

Loans.     Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance. Loans averaged $17,607,733 in 2006. At December 31, 2006, total loans were $38,938,635.

The following table sets forth the composition of the loan portfolio by category at December 31, 2006 and highlights our general emphasis on real-estate lending.

Composition of Loan Portfolio

	December 31, 2006
		% of
(Dollars in thousands)	Amount	Total
Commerical and industrial	$3,577	9.19%
Real estate:
Mortgage	22,333	57.35%
Construction, land development and other land loans	12,740	32.72%
Consumer	288.74%

Total loans	$38,938	100.00%

Allowance for loan losses	389
Deferred loan origination fees	119

Net loans	$38,430

The largest component of loans in our loan portfolio is real estate mortgage loans. At December 31, 2006 real estate mortgage loans totaled $22,333,490 and represented 57.35% of the total loan portfolio.

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than a loan for construction, land development and other land, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in the Company’s market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

Residential mortgage loans totaled $15,688,108 at December 31, 2006. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $6,645,382 at December 31, 2006.

Construction, land development and other land loans totaled $12,739,992 at December 31, 2006. The demand for this type of loan has been strong due to development in the area and growth is expected to continue in the near future.

Commercial and industrial loans totaled $3,576,762 at December 31, 2006 and comprised 9.19% of the total portfolio.

Our loan portfolio also includes consumer loans. At December 31, 2006, consumer loans totaled $288,391 and represented .74% of the total loan portfolio.

Our loan portfolio reflects the diversity of our market. Our home office is located in Bluffton, South Carolina. We opened a loan production office on Hilton Head Island, South Carolina, in January 2006. Substantial growth is expected in our region over the next few years. The diversity of the economy creates opportunities for various types of lending. We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for us. The following table sets forth our loans maturing within specified intervals at December 31, 2006.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over One
December 31, 2006		Year
	One Year	Through	Over
(Dollars in thousands)	or Less	Five Years	Five years	Total

Commerical and industrial	$1,639	$1,938	$-	$3,577
Real estate-mortgage	2,074	16,632	3,627	22,333
Real estate-construction, land
development and other land	3,206	9,375	159	12,740
Consumer and other	$26	$234	28	288

	$6,945	$28,179	$3,814	$38,938

Loans maturing after one year with:
Fixed interest rates				$24,820
Floating interest rates				7,173

				$31,993

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, we believe this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

Investment Securities. The investment securities portfolio is also a component of our total earning assets. Total securities averaged $1,304,183 in 2006. At December 31, 2006, the total securities portfolio was $3,560,807. All securities were designated as available for sale and were recorded at market value.

The following table sets forth the scheduled maturities and average yields of securities available for sale at December 31, 2006.

Investment Securities Maturity Distribution and Yields

			Over One Year		Over Five Years
December 31, 2006	One Year		Through		Through		Over
	or Less		Five Years		Ten years		Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government-
sponsored
enterprises	$-	-	$990	5.31%	$984	5.56%	$-	-	$1,974	5.43%
Mortgage-backed
securities	-	-	-	-	640	5.57%	947	5.39%	1,587	5.46%

Total	$-	-	$990	5.31%	$1,624	5.57%	$947	5.39%	$3,561	5.45%

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “ — Net Interest Income — Interest Sensitivity.”

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $13,610,436 in 2006. At December 31, 2006, short-term investments totaled $6,611,000. These funds are an important source of our liquidity. Federal funds are generally invested in an earning capacity on an overnight basis. The significant balance in short-term investments was partially attributable to the investment in federal funds sold as a result of excess funds from the stock offering.

Deposits and Other Interest-Bearing Liabilities

Deposits.     Average total deposits totaled $24,805,978 during 2006. At December 31, 2006, total deposits were $41,211,144. Average interest-bearing liabilities totaled $20,873,007 in 2006.

The following table sets forth our deposits by category as of December 31, 2006.

	December 31, 2006
		% of
	Amount	Deposits
Demand deposit accounts	$4,974,343	12.07%
NOW accounts	4,379,043	10.63%
Savings and money market accounts	14,735,478	35.76%
Time deposits of $100 or over	9,727,445	23.60%
Other time deposits	7,394,835	17.94%

Total deposits	$41,211,144	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $31,483,699 at December 31, 2006.

Deposits, and particularly core deposits, have been a primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. Competition for core deposits is intense in our market and we expect the deposit competition to increase in the near future. Our loan-to-deposit ratio was 94.20% at December 31, 2006.

The maturity distribution of our time deposits over $100,000 at December 31, 2006, is set forth in the following table:

Maturities of Certificates of Deposit of $100,000 or More

	Within	After Three	One	Greater
	Three	Through Twelve	Through	Than
(Dollars in thousands)	Months	Months	Five Years	Five Years	Total

Certificates of deposit of
$100 or more	$1,879	$7,048	$800	$-	$9,727

19.32% of our time deposits over $100,000 had scheduled maturities within three months, 72.46% had maturities after three through twelve months and 8.22% have maturities of one year to five years. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

Capital

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

The Bank exceeded the regulatory capital requirements at December 31, 2006 as set forth in the following table.

Analysis of Capital and Capital Ratios

December 31,	2006
(Dollars in thousands)
Tier 1 capital	$9,133
Tier 2 capital	389

Total qualifying capital	$9,522

Risk-adjusted total assets (including off-balance-sheet-exposures)	$37,915

Tier 1 risk-based capital ratio	25.11%

Total risk-based capital ratio	24.09%

Tier 1 leverage ratio	20.40%

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2006, we had issued commitments to extend credit of $9,100,759 through various types of lending arrangements. There were also $121,236 outstanding commercial letters of credit at December 31, 2006.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2006.

	Within	After Three	One	Greater
	Three	Through Twelve	Through	Than
(Dollars in thousands)	Months	Months	Five Years	Five Years	Total
Unused commitments to
extend credit	$1,182	$1,262	$3,693	$3,085	$9,222

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as included in Item 7 of this annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities. These accounting policies are considered to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements. Refer to the portion of the discussion above that addresses the allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity Management and Capital Resources

Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of us to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, we would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We also have the ability to obtain funds from various financial institutions should the need arise.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Bank’s performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Return on average assets	(4.39)%
Return on average equity	(14.74)%
Equity to assets ratio	29.79%

Item 7.   Financial Statements

Elliott Davis
Accountants and Business Advisors
1901 Main Street, Suite 1650
P.O. Box 2227
Columbia, South Carolina 29202-2227

Phone: 803.256.0002
Fax: 803.254.4724

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Atlantic Bancshares, Inc.
Bluffton, South Carolina

We have audited the accompanying consolidated balance sheets of Atlantic Bancshares, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income and cash flows for the year ended December 31, 2006 and for the period October 1, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Bancshares, Inc. as of December 31, 2006 and 2005, and the results of their operations and cash flows for the year ended December 31, 2006 and for the period October 1, 2004 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC

Elliott Davis, LLC
Columbia, South Carolina
March 15, 2007

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2006	2005
		(Development
		Stage Enterprise)
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,621,399	$7,202,577
Federal funds sold	6,611,000	-

Total cash and cash equivalents	8,232,399	7,202,577

Securities available for sale	3,560,807	-
Nonmarketable equity securities	93,200	-

Loans receivable	38,819,635	-
Less allowance for loan losses	(389,340)

Loans, net	38,430,295	-

Accrued interest receivable	231,559	-
Premises, furniture and equipment, net	445,877	-
Deferred tax asset	817,814	-
Other assets	110,094	1,185,975

Total assets	$51,922,045	$8,388,552

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$4,974,343	$-
Interest-bearing transaction accounts	4,379,043	-
Savings and money market	14,735,478	-
Time deposits $100,000 and over	9,727,445	-
Other time deposits	7,394,835	-

Total deposits	41,211,144	-

Note payable	-	1,046,988
Stock subscription deposits	-	7,162,150
Accrued interest payable	145,657	5,031
Other liabilities	122,272	187,487

Total liabilities	41,479,073	8,401,656

Commitments and contingencies (Notes 12 and 17)

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
1,251,577 and 10 shares issued and outstanding at
December 31, 2006 and 2005, respectively	11,982,122	100

Capital surplus	62,373	-
Accumulated other comprehensive income	9,794	-
Retained deficit	(1,611,317)	(13,204)

Total shareholders' equity	10,442,972	(13,104)

Total liabilities and shareholders' equity	$51,922,045	$8,388,552

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Operations
For the year ended December 31, 2006 and for the
period October 1, 2004 (inception) to December 31, 2005

	2006	2005
		(Development
		Stage Enterprise)
Interest income:
Loans, including fees	$1,421,776	$-
Securities, available for sale, taxable	70,690	-
Federal funds sold and other	685,817	29,310

Interest expense:
Time deposits $100,000 and over	201,827	-
Other deposits	778,226	-
Other borrowings	779	17,464

Total	980,832	17,464

Net interest income	1,197,451	11,846

Provision for loan losses	390,174	-

Net interest income after provision for loan losses	807,277	11,846

Noninterest income:
Service fees on deposit accounts	24,343	-
Residential mortgage origination fees	139,057	-
Other income	34,020	-

Total noninterest income	197,420	-

Noninterest expenses:
Salaries and employee benefits	1,732,164	-
Net occupancy	263,599	-
Professional fees	280,562	-
Marketing	369,919	-
Furniture and equipment	140,131	-
Data processing and related costs	245,413	-
Other operating	393,882	25,050

Total noninterest expenses	3,425,670	25,050

Loss before income tax benefit	(2,420,973)	(13,204)

Income tax benefit	(822,860)	-

Net loss	$(1,598,113)	$(13,204)

Basic loss per share	$(1.36)	n/a

Diluted loss per share	$(1.36)	n/a

Average shares outstanding	1,174,734	n/a

        The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the year ended December 31, 2006 and for the
period from October 1, 2004 (inception) through December 31, 2005

	Common Stock			Accumulated
			Additional	Other		Total
			Paid-in	comprehensive	Retained	Shareholders
	Shares	Amount	Capital	Loss	Deficit	Equity (deficit)
Proceeds from issuance of
common stock	10	$100	$-	$-	$-	$100
Net Loss	-	-	-	-	$(13,204)	(13,204)

December 31, 2005	10	100	-	-	(13,204)	(13,104)

Proceeds from issuance of
common stock, net
of offering costs of
$533,648	1,251,567	11,982,022	-	-	-	11,982,022

Net loss	-	-	-	-	(1,598,113)	(1,598,113)

Other comprehensive
loss, net of tax	-	-	-	9,794	-	9,794

Total comprehensive loss	-	-	-	-	-	(1,588,319)

Stock based compensation		-	62,373	-	-	62,373

December 31, 2006	1,251,577	$11,982,122	$62,373	$9,794	$(1,611,317)	$10,442,972

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Cash Flows
For the year ended December 31, 2006 and for the
period October 1, 2004 (inception) through December 31, 2005

		For the period from
		October 1, 2004
	For the year ended	(inception) through
	December 31, 2006	December 31, 2005
Cash flows from operating activities
Net loss	$(1,598,113)	$(13,204)
Adjustments to reconcile net income to net cash
used in operating activities:
Provision for loan losses	390,174	-
Depreciation and amortization expense	159,848	-
Discount accretion	1,649	-
Stock-based compensation expense	62,373	-
Deferred income tax benefit	(822,860)	-
Increase in interest receivable	(231,559)	-
Increase in interest payable	140,626	5,031
Decrease (increase) in other assets	764,309	(1,185,975)
Increase (decrease) in other liabilities	(65,215)	187,487

Net cash used in operating activities	(1,198,768)	(1,006,661)

Cash flows from investing activities
Net increase in loans receivable, net	(38,820,469)	-
Purchase of premises, furniture and equipment	(605,725)	-
Reimbursement from the Bank for premises, furniture and equipment	311,572
Purchase of securities available for sale	(3,655,950)	-
Purchase of nonmarketable equity securities	(93,200)	-
Repayments of securities available for sale	108,334	-

Net cash used in investing activities	(42,755,438)	-

Cash flows from financing activities
Increase in noninterest-bearing deposits	4,974,343	-
Increase in interest-bearing deposits	36,236,801	-
Net increase (decrease) in stock subscription deposits	(7,162,150)	7,162,150
Net increase (decrease) in note payable	(1,046,988)	1,046,988
Proceeds from sale of common stock, net	11,982,022	100

Net cash provided by financing activities	44,984,028	8,209,238

Net increase in cash and cash equivalents	1,029,822	7,202,577

Cash and cash equivalents at beginning of the period	7,202,577	-

Cash and cash equivalents at end of the period	$8,232,399	$7,202,577

Supplemental information
Cash paid for
Interest	840,206	12,433

Income taxes	-	-

The accompanying notes are an integral part of the consolidated financial statements

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Atlantic Bancshares, Inc. (the Company) was incorporated to serve as a bank holding company for its subsidiary, Atlantic Community Bank (the Bank). Atlantic Community Bank commenced business on January 26, 2006. The principal business activity of the Bank is to provide banking services to domestic markets, principally in the Beaufort County region of South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Management’s Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Concentrations of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Beaufort County region of South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company may have a concentration of construction, land and land development loans; however, within this loan category, the collateral, purpose and structure of the loans vary substantially. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits with correspondent accounts and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Securities Available-for-Sale – Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Nonmarketable Equity Securities – Nonmarketable equity securities include the cost of the Company’s investment in the stock of Federal Home Loan Bank. This stock has no quoted market value and no ready market for it exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2006, the Company’s investment in Federal Home Loan Bank stock was $93,200.

Loans Receivable – Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2006, management has determined that no impairment of loans existed.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loan origination and commitment fees and certain direct loan origination costs (principally salaries and employee benefits) are deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using the straight-line method.

Allowance for Loan Losses – An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Since there is no prior loan loss history, management has elected to maintain the allowance for loan losses at approximately 1% of gross loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Premises, Furniture and Equipment – Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 3 to 10 years and software of 1 year. Leasehold improvements are amortized over 3 years. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Income Taxes – Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carryforward.

Advertising Expense – Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.

Pre-opening expenses – The activities associated with organizing the Bank were conducted in the name of the Company during the developmental stage period (October 1, 2004 to December 31, 2005). The Company transferred certain organizational expenses to the Bank.

A summary of expenses that were transferred included:

Salaries and benefits	$389,374
Professional fees	104,623
Advertising	47,820
Depreciation	21,310
Insurance	8,718
Office supplies	14,289
Rent	82,067
Telephone	15,233
Travel and entertainment	24,139
Utilities	2,576
Other	30,531

Total	$740,680

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2005, the Company recorded $615,729 as a receivable from the Bank for expenses associated with forming the Bank. The Bank reimbursed the Company and recorded these expenses in the statement of operations for the year ended December 31, 2006.

Loss Per Share – Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. The only potential common share equivalents are those related to stock options and warrants.

Stock-Based Compensation – The Company accounts for options and warrants under the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation. Compensation expense is recognized in the consolidated statement of operations.

In calculating the compensation expense for stock options, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: dividend yield of 0 percent; expected volatility of 10 percent; risk-free interest rates that range from 4.40% to 5.12%; and expected life of 7.50 years. For purposes of this calculation, compensation expense is recognized on a straight-line basis over the vesting period.

In calculating the compensation expense for stock warrants, the fair value of warrants granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: dividend yield of 0 percent; expected volatility of 10 percent; risk-free interest rate of 4.73%; and expected life of 7.50 years. For purposes of this calculation, compensation expense is recognized on a straight-line basis over the vesting period.

Comprehensive Income – Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows for the year ended December 31, 2006:

Unrealized gains on securities available-for-sale	$14,840
Reclassification adjustment for gains realized in net income	-

Net unrealized gain on securities	14,840

Tax effect	(5,046)

Net-of-tax amount	$9,794

Statement of Cash Flows – For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Off-Balance-Sheet Financial Instruments – In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company has no defined benefit pension plan. Therefore, SFAS 158 will have no impact on the Company.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Risks and Uncertainties – In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

NOTE 2 – CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions. At December 31, 2006, the requirement was met by the cash balance in the vault.

NOTE 3 – INVESTMENT SECURITIES

The amortized costs and fair value of investment securities available for sale are as follows:

	December 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$1,963,751	$11,249	$(550)	$1,974,450
Mortgage-backed securities	1,582,216	6,542	(2,401)	1,586,357

Total investment securities	$3,545,967	$17,791	$(2,951)	$3,560,807

The amortized costs and fair values of investment securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations with or without call or prepayment penalties.

	December 31, 2006
	Amortized	Fair
	Cost	Value
Due within one year	$-	$-
Due after one through five years	986,422	989,950
Due after five through ten years	1,612,972	1,624,343
Due after ten years	946,573	946,514

Total investment securities	$3,545,967	$3,560,807

NOTE 3 – INVESTMENT SECURITIES (continued)

The Company sold no investment securities in 2006. Accordingly, no gains or losses were recorded. At December 31, 2006, approximately $3,087,533 of securities was pledged as collateral for lines of credit with correspondent banks.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position, at December 31, 2006.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses
Government-sponsored
enterprises	$499,450	$(550)	$-	$-	$499,450	$(550)
Mortgage-backed securities	473,274	(2,401)	-	-	473,274	(2,401)

	$972,724	$(2,951)	$-	$-	$972,724	$(2,951)

Securities classified as available-for-sale are recorded at fair market value. None of the individual securities were in a continuous loss position for more than twelve months.

NOTE 4 – LOANS

The composition of net loans by major loan categories is as follows:

December 31, 2006
Real estate:
Mortgage	$22,333,490
Construction, land and land development	12,739,992

Total real estate loans	35,073,482

Commercial and industrial	3,576,762
Consumer and other	288,391
Deferred origination fees, net	(119,000)

Gross loans	38,819,635
Less allowance for loan losses	(389,340)

Loans, net	$38,430,295

        At December 31, 2006, there were no non-performing loans. No loans were classified or impaired as of December 31, 2006.

        The composition of gross loans by rate type is as follows:

December 31, 2006
Variable rate loans	$10,630,191
Fixed rate loans	28,308,444
Deferred origination fees, net	(119,000)

Gross loans	$38,819,635

        The allowance for loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off. The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year.

NOTE 4 – LOANS (continued)

        Transactions in the allowance for loan losses during 2006 are summarized below:

Balance, beginning of the year	$-
Provision charged to operations	390,174
Net charge-offs	(834)

Balance, end of year	$389,340

NOTE 5 – PREMISES, FURNITURE AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

December 31, 2006
Leasehold improvements	$154,125
Furniture and equipment	451,600
Accumulated depreciation	(159,848)

Total property and equipment	$445,877

        Depreciation expense for the year ended December 31, 2006 was $159,848.

NOTE 6 – DEPOSITS

At December 31, 2006 the scheduled maturities of certificates of deposit are as follows:

2007	$15,144,295
2008	1,681,985
2009	296,000

$17,122,280

NOTE 7 – STOCK COMPENSATION PLAN

Under the terms of employment agreements with the Company’s Chief Executive Officer (“CEO”), Chief Credit Officer (“CCO”), Chief Operating Officer (“COO”) and the Company’s Chief Financial Officer (“CFO”), stock options were granted to each as part of their compensation and benefits package. Under these agreements, the CEO was granted options to purchase common stock equal to 2% of the shares sold in the offering or 25,031 options. The CCO and the COO were granted options to purchase common stock equal to 1% of the shares sold in the offering or 12,516 options to each. The CFO was granted 10,000 stock options. One other officer was granted 8,500 stock options. These options vest over a five year period. The options have an exercise price of $10 per share and terminate ten years after the date of grant.

The Company also established the 2006 Stock Incentive Plan which provides for the granting of options to employees. The Company granted a total of 9,500 stock options under this Plan to various employees. These options vest over a five year period. The options have an exercise price of $10 per share and terminate ten years after the date of grant. The weighted average grant date fair value was $10 per share in 2006.

NOTE 7 – STOCK COMPENSATION PLAN (continued)

A summary of the status of the Company’s stock options as of December 31, 2006, and changes during the year are presented below:

	2006
		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2006	-	$-
Granted	78,063	10.00
Exercised	-	-
Forfeited	(8,500)	-

Outstanding at December 31, 2006	69,563	$10.00

None of these options were exercisable at December 31, 2006.

The following table summarizes information about the stock options outstanding under the Company’s Plan at December 31, 2006:

Outstanding
Number of options	69,563
Weighted average remaining life	9.53
Weighted average exercise price	$10.00
High exercise price	$10.00
Low exercise price	$10.00

NOTE 8 – STOCK WARRANTS

The organizers of the Bank received stock warrants giving them the right to purchase one share of common stock for every share they purchased in the initial offering of the Company’s common stock up to 10,000 shares at a price of $10 per share. The warrants vest over a five year period. All unexercised organizer warrants expire on the tenth anniversary of the opening date of the bank, subject to earlier termination in certain circumstances pursuant to individual stock warrant agreements. There were 80,000 warrants granted during the twelve months ended December 31, 2006.

A summary of the status of Company’s stock warrants as of December 31, 2006, and changes during the year is presented below:

	2006
		Weighted
		Average
	Warrants	Exercise Price
Outstanding at January 1, 2006	-	$-
Granted	80,000	10.00
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2006	80,000	$10.00

None of these warrants were exercisable at December 31, 2006.

NOTE 9 – INCOME TAXES

Income tax expense for 2006 is summarized as follows:

December 31, 2006
Current portion:
Federal	$-
State	-

Total current	-

Deferred income taxes	822,860

Income tax benefit	$822,860

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

December 31, 2006
Deferred tax assets:
Allowance for loan losses	$83,725
Net operating loss carryforward	503,724
Organizational and start-up costs	231,879
Unrealized loss on securities available for sale	5,046
Accumulated depreciation	24,765
Other	13,062

Total deferred tax assets	862,201

Deferred tax liabilities:
Net capitalized loan costs and fees	36,231
Prepaid expenses	8,156

Total deferred tax liabilities	44,387

Net deferred tax asset	$817,814

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that tax assets will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2006, management has not recorded a valuation allowance. Net deferred tax assets are recorded in other assets on the Company’s consolidated balance sheet.

The Company has a net operating loss for income tax purposes of $1,475,153 as of December 31, 2006. This net operating loss expires in the year 2026.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2006 to income before income taxes follows:

2006
Tax expense (benefit) at a statutory rate	$(823,131)
State income tax, net of federal income tax effect	-
Stock-based compensation	21,207
Other	(20,936)

Income tax benefit	$(822,860)

NOTE 10 – LEASES

The Company has entered into various lease agreements which are more fully described below.

The Company entered into a lease agreement for a minimum term of thirty-six months which ends on October 15, 2007. This lease was amended on January 24, 2006. Monthly rental expense for the initial term is $4,563. The lease agreement provides for two three-year renewal terms with monthly rental amounts of $4,928 and $5,292 for the two terms, respectively. This space serves as the main branch location for the Bank.

The Company entered into a lease agreement beginning September 1, 2005 for a minimum term of one year, ending on August 31, 2006. On May 24, 2006, this lease was extended for an additional one year term, ending on August 31, 2007. Monthly rental expense for the extended term is $1,666. The extended lease agreement provides for one six month renewal term with monthly rental amounts of $1,750. This space serves as the Operations Department for the Bank.

On January 1, 2006, the Company opened a loan production office on Hilton Head Island, South Carolina. The leased facility was sold in August 2006 to a limited liability corporation owned primarily by directors of the Company. The Company entered into a new lease agreement beginning August 1, 2006 for a minimum of ten years. The lease agreement provides for two ten year renewal terms. Monthly rental expense for the first two years of the lease is $2,000. At the end of the second year of the initial term, and at the end of each subsequent two year period and of any renewal term of this lease, the base rent may be adjusted according to the provisions in the lease.

The Company has assumed liability for a lease agreement for an automobile. The lease terms call for monthly payments of $400. The lease expires October 20, 2007.

Rental expense for the year ending December 31, 2006 totaled $192,537, including rental expense for the period October 1, 2004 (inception) to December 31, 2005 totaling $71,089 which was transferred to the bank as organizational expenses.

Under these assumptions, minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year for each of the next five years in the aggregate are:

2007	$24,000
2008	$24,000
2009	$24,000
2010	$24,000
2011	$24,000

NOTE 11 – RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2006, the Company had related party loans totaling $783,668. Advances made totaled $1,145,591 and repayments totaled $361,923 during the year ended December 31, 2006.

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Deposits by directors, including their affiliates and executive officers, at December 31, 2006 were approximately $4,540,796.

One of the leases described in Note 10 is with a limited liability corporation that is owned primarily by the directors of the Company. The expense associated with this lease totaled $14,889 for the year ended December 31, 2006.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which management expects to have a material adverse effect on the financial position or operating results of the Company.

NOTE 13 – LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during 2006; therefore, basic loss per share and diluted earnings per share were the same.

2006
Net loss per share - basic computation:
Net loss to common shareholders	$(1,598,113)

Average common shares outstanding - basic	1,174,734

Basic loss per share	$(1.36)

NOTE 14 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

NOTE 14 – REGULATORY MATTERS (continued)

The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 2006, the Bank exceeded its minimum regulatory capital ratios, as well as the ratios to be considered “well-capitalized”.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2006:

					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31,2006
Total Capital (to risk weighted assets)	$9,522	25.11%	$3,033	8.0%	$3,792	10.0%
Tier 1 Capital (to risk weighted assets)	9,133	24.09%	1,517	4.0%	2,275	6.0%
Tier 1 Capital (to average assets)	9,133	20.40%	1,791	4.0%	2,238	5.0%

The Federal Reserve also requires bank holding companies to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” Prior to March 2006, all bank holding companies with less than $150 million in total assets, including the Company, qualified for this exemption. On March 30, 2006, the Federal Reserve adopted a new rule expanding the definition of a “small bank holding company.” The new definition includes bank holding companies with less than $500 million in total assets. However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. The Federal Reserve’s use of the phrase “material amount of . . . equity securities . . . registered with the SEC” created uncertainty, as the SEC registration requirements apply to classes of securities not to a portion of the shares in a class. According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Based on informal discussions with staff members of the Federal Reserve, we believe the new Federal Reserve rule is intended to exclude companies whose stock is listed on a stock exchange and is actively traded. Since our stock is not listed on an exchange or actively traded, and since our stock is not registered under Section 12 of the Securities Exchange Act of 1934, we believe the Company qualifies as a small bank holding company and is exempt from the capital requirements. Nevertheless, until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank is subject to these minimum capital requirements as set per bank regulatory agencies.

NOTE 15 – UNUSED LINES OF CREDIT

As of December 31, 2006, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $7,400,000, of which, $2,800,000 is secured by investment securities. The lenders have reserved the right to withdraw the lines at their option. These lines of credit are available on various structures for general corporate purposes.

NOTE 16 – RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

The ability of the Company to pay cash dividends to stockholders is dependent upon receiving cash in the form of dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds in the form of cash dividends to the Company. State chartered banks are authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board of Financial Institutions or the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last examination conducted by the State or Federal regulatory authority. Otherwise, the Bank must file an income and expense report and obtain the specific approval of the State Board.

Under Federal Reserve Board regulations, the amount of loans or advances from the banking subsidiary to the parent company is also restricted.

NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table summarizes the Bank’s off-balance-sheet financial instruments whose contract amounts represent credit risk:

December 31, 2006
Commitments to extend credit	$9,100,759

There were $121,236 outstanding commercial letters of credit at December 31, 2006.

NOTE 18 –FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, property and equipment and other assets and liabilities.

Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, and federal funds sold.

Securities are valued using quoted fair market prices.

Fair value for variable rate loans that reprice frequently is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans and all other loans (primarily commercial) is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. The fair value of certificate of deposit accounts is estimated by discounting cash flows using current interest rates on similar instruments.

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$1,621,399	$1,621,399	$7,202,577	$7,202,577
Federal funds sold	6,611,000	6,611,000	-	-
Investment securities available for sale	3,545,967	3,560.807	-	-
Nonmarketable equity securities	93,200	93,200	-	-
Loans	38,938,635	38,926,000	-	-
Accrued interest receivable	231,559	231,559	-	-

Financial Liabilities:
Demand deposits, interest-bearing
transaction and savings accounts	24,088,864	24,088,864	-	-
Time deposits	17,122,280	17,122,280	-	-
Accrued interest payable	145,657	145,657	-	-

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Commitments to extend credit	$9,100,759	$-	$-	$-
Standby letters of credit	$121,336	$-	$-	$-

NOTE 19 – PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Atlantic Bancshares, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2006 and 2005

	December 31,
	2006	2005
		(Development
		Stage Enterprise)
Assets:
Cash and cash equivalents	$439,220	$7,202,577
Deferred tax benefit	42,440	-
Other assets	-	1,185,975
Investment in subsidiaries	9,961,312	-

Total assets	$10,442,972	$8,388,552

Liabilities and Shareholders’ Equity
Note payable	-	1,046,988
Stock subscription deposits	-	7,162,150
Accrued interest payable	-	5,031
Other liabilities	-	187,487

Total liabilities	-	8,401,656

Shareholders’ equity	10,442,972	(13,104)

Total liabilities and shareholders' equity	$10,442,972	$8,388,552

Condensed Statements of Operations
For the year ended December 31, 2006 and for the
period October 1, 2004 (inception) to December 31, 2005

		For the period
		October 1, 2004 to
	2006	December 31, 2005
Interest income	$25,450	$29,310

Salaries and benefits	62,373	-
Interest expense	779	17,464
Other expense	87,117	25,050

Total expense	150,269	42,514

Income (loss) before income taxes and equity in undistributed
losses of subsidiary	(124,819)	(13,204)

Income tax benefit	(42,440)	-

Equity in undistributed net loss of subsidiary	(1,515,734)	-

Net loss	$(1,598,113)	$(13,204)

NOTE 19 – PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
For the year ended December 31, 2006 and for the
period October 1, 2004 (inception) to December 31, 2005

		For the period
		October 1, 2004 to
	2006	December 31, 2005
Operating activities
Net loss	$(82,379)	$(13,204)
Adjustments to reconcile net loss to net cash
used by operating activities
Equity in undistributed net loss of subsidiary	(1,515,734)	-
Stock based compensation expense	62,373	-
Decrease in other assets	841,757	(1,185,975)
Decrease in accounts payable and accrued expenses	(192,518)	192,518

Increase (decrease) in other liabilities	-	-

Net cash used by operating activities	(886,501)	(1,006,661)

Investing activities
Reimbursement from Bank for premises, furniture and equipment	311,572	-
Investment in subsidiary	(9,961,312)	-

Net cash used in investing activities	(9,649,740)	-

Financing activities
Proceeds from sale of common stock, net	11,982,022	100
Net increase (decrease) in borrowed funds	(1,046,988)	1,046,988
Net increase (decrease) in stock subscription deposits	(7,162,150)	7,162,150

Net cash provided by financing activities	3,772,884	8,209,238

Net increase (decrease) in cash and cash equivalents	(6,763,357)	7,202,577

Cash and cash equivalents, beginning of year	7,202,577	-

Cash and cash equivalents, end of year	$439,220	$7,202,577

CORPORATE DATA

ANNUAL MEETING:

The Annual Meeting of Shareholders of Atlantic Bancshares, Inc. will be held on May 11, 2007 at 10:00 AM at the Shults Park Community Center, 77 Shults Road, Bluffton, South Carolina.

CORPORATE OFFICE:	CORPORATE COUNSEL:

One Sherington Drive, Suite J	Nelson Mullins Riley & Scarborough, LLP
Bluffton, South Carolina 29910	Poinsett Plaza, Suite 900
Phone: 843.815.7111	104 South Main Street
Fax: 843.815.7112	Greenville, South Carolina 29601

INDEPENDENT AUDITORS:	STOCK TRANSFER AGENT:

Elliott Davis, LLC	First Citizens Bank & Trust Company
1901 Main Street, Suite 1650	Institutional Trust Services Division
Columbia, South Carolina 29202	100 East Tryon Road
Raleigh, North Carolina 27603

STOCK INFORMATION:

The Common Stock of Atlantic Bancshares, Inc. is not listed on any exchange. Management is not aware of any trading of the common stock. As of December 31, 2006, there were 392 shareholders of record.

The ability of Atlantic Bancshares, Inc. to pay cash dividends is dependent upon receiving cash in the form of dividends from Atlantic Community Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. All of the Bank’s dividends to the Company are payable only from the undivided profits of the Bank.

LOCATIONS:

Sheridan Park Branch	mailing: (all locations)
One Sherington Drive, Suite J	Post Office Box 3077
Bluffton, South Carolina 29910	Bluffton, South Carolina 29910
Phone: 843.815.7111
Fax: 843.815.7112

Loan Production Office
One Corpus Christi Place, Suite 108
Hilton Head Island, South Carolina 29928
Phone: 843.785.3400
Fax: 843.785.3350

"a" Online:	"a" Telephone Banking
www.atlanticcommunitybank.com	877.ACB.2472

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.    Other Information.

         None.

Part III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The following sets forth information regarding our executive officers and directors. Our directors are elected to one year terms. Our executive officers serve at the discretion of our board of directors.

		Year First
		Elected or	Year Term
Name	Age	Appointed	Expires	Position(s) Held

Gary C. Davis	42	2005	2007	Director
Frederick Anthony Nimmer, III	46	2005	2007	Director
Robyn Josselson Shirley	40	2005	2007	Director
Mark S. Simpson	45	2005	2007	Director
Brian J. Smith	34	2005	2007	Chairman of the Board, Director
Robert P. Trask	44	2005	2007	Chief Executive Officer, Director
Allen B. Ward	39	2005	2007	Director
Edgar L. Woods	46	2005	2007	Director
Michelle M. Monts	40	2006		Chief Financial Officer, EVP
Todd D. Hoke	35	2005		Chief Credit Officer, EVP
Karen B. Sprague	36	2005		Chief Operations Officer, EVP

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

        Frederick Anthony Nimmer, III, director, is president of both, Nimmer Turf + Tree Farm and Nimmer Equipment Rental Company, a position he has held since 1987. He also serves as vice-president of Turfmasters, Inc., which specializes in the installation of sod. All of these businesses are based in Ridgeland in Jasper County, South Carolina. Mr. Nimmer earned a bachelors degree in finance from Clemson University. Mr. Nimmer formerly served on South Carolina Bank & Trust’s Jasper County Advisory Board from January 1999 to October 2004. Mr. Nimmer is a native of Jasper County and has lived in Bluffton since 2001. He is also past president of the Jasper County Rotary Club.

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

        Brian J. Smith, served as chair of the organizing board and is the current chair of our board of directors. He holds a South Carolina dental license. He has run his practice, Palmetto Dental Arts, PA in Bluffton, South Carolina, since 1999. Dr. Smith earned undergraduate and postgraduate degrees from Clemson University and the Medical University of South Carolina College of Dental Medicine, respectively. He also completed a General Practice post-doctorate residency program at Palmetto Richland Health Alliance in Columbia, South Carolina. Dr. Smith has lived in Bluffton since 1999. He is a member of the Rotary Club of Bluffton and a trustee of Cross Episcopal School in Bluffton.

        Robert P. Trask is our president and chief executive officer. He is a native of Beaufort and has lived in southern Beaufort County since 1989. His 18 years of commercial bank experience are concentrated in the coastal communities of Charleston, Beaufort, Hilton Head Island and Bluffton, South Carolina and Savannah, Georgia. Most recently, Mr. Trask served from 2001 until 2004 as senior vice president and retail area executive of Beaufort County for First Citizens Bank & Trust Company of South Carolina. Prior to that position, he served from 1997 until 2001 as a vice president of First National Bank in Bluffton, South Carolina. Prior to that position, Mr. Trask served from 1988 until 1997 for Wachovia Bank, beginning as a credit analyst and later serving as a loan officer and as a vice president. He earned a bachelors degree in financial management from Clemson University and a masters degree in business administration from the University of South Carolina. Mr. Trask is past president of the Rotary Club of Bluffton, founding chair of the board of trustees of Cross Episcopal School, and is trustee of the Community Foundation of the Lowcountry, Inc. and trustee of the Technical College of the Lowcountry Foundation. Inc.

        Allen B. Ward, director, has been president of the Bluffton-based engineering firm of Ward Edwards Inc., which specializes in land surveying and multi-faceted engineering services, since 2000. Ward Edwards, Inc. also has offices in Savannah and Beaufort. He holds professional engineer licenses from multiple states, including South Carolina. Mr. Ward earned both his bachelors degree in civil engineering and masters degree in environmental systems engineering from Clemson University. Originally from Kingstree, South Carolina, he has lived in Bluffton since 1998 and Beaufort County since 1992. Mr. Ward currently serves as South Carolina Governor Mark Sanford’s Ambassador for Economic Development for Beaufort County.

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

        Michelle M. Monts is our Chief Financial Officer and Executive Vice President. Ms. Monts has been a resident of the low country area for over 15 years. She earned her bachelor of business administration degree in finance from James Madison University in Virginia, graduating magna cum laude. She joined the bank in January 2006 and was promoted to her current position in May 2006. She served as the Vice President and Treasurer of Atlantic Savings Bank, a wholly-owned subsidiary of Wachovia Corporation, on Hilton Head Island for over 7 years, from 1991 to 1998. From 1998 to 2005, Ms. Monts remained active in the Bluffton and Hilton Head Island communities as a volunteer for numerous organizations while raising three young children. In addition, Ms. Monts has substantial accounting and finance experience in other industries including the hotel/restaurant, retail and non-profit sectors. She has held numerous leadership positions in community organizations and is a graduate of Leadership Hilton Head Island/Bluffton.

        Todd D. Hoke is our Chief Credit Officer and Executive Vice President. Mr. Hoke joined the bank in 2005 during its formation phase. From 2004 to 2005, he was the Vice President of Commercial Lending for the Hilton Head Island branch of Carolina First charged with managing a substantial commercial loan portfolio. Prior to that, he was the Assistant Vice President for the Bluffton branch of BB&T. Mr. Hoke began his employment with BB&T in 1999 and his responsibilities included establishing infrastructure and developing business for BB&T’s denovo Bluffton branch. From 1996 to 1999, Mr. Hoke was employed by the Wachovia Corporation in Hilton Head Island starting as a commercial credit analyst and was promoted to commercial lender. He received his bachelor of science degree in business administration from Bowling Green State University in Ohio. Mr. Hoke has been a resident of the low country area for over 12 years. He is active in the Bluffton/Okatie Kiwanis Club and is also a graduate of Leadership Hilton Head Island/Bluffton.

        Karen B. Sprague is our Chief Operations Officer and Executive Vice President. Ms. Sprague has been a resident of the low country area for over 15 years. Ms. Sprague joined the bank in September 2005 during its formation phase. Prior to that, she served as Branch Manager of the Hilton Head Island branch of First Federal from 2001 to 2005. From 1993 to 2005, Ms. Sprague served Liberty Savings Bank in various capacities ending as Assistant Vice President and Sales Manager. Ms. Sprague earned her bachelor of arts degree in sociology from The College of Wooster in Ohio. She is past President and current member of the Zonta Club of Hilton Head Island and is a graduate of Leadership Hilton Head Island/Bluffton.

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

Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact Mark S. Simpson, Secretary, at our main office to obtain a copy.

Item 10.   Executive Compensation

Summary Compensation Table

The following table shows the compensation we paid to our chief executive officer and all other executive officers who earned over $100,000 for the year ended December 31, 2006 (collectively, the “named executive officers”).

				Option	All Other
Names and Principal Positions	Year	Salary	Bonus	Awards	Compensation	Total
Robert P. Trask
President and Chief Executive
Officer	2006	$129,057	$5,150	$13,968	$22,323	$170,498

Todd D. Hoke
Chief Credit Officer	2006	$93,250	$5,150	$4,505	$9,917	$112,822

Michelle M. Monts
Chief Financial Officer	2006	$81,438	$5,150	$3,600	$10,732	$100,920

Karen B. Sprague
Chief Operating Officer	2006	$85,096	$5,150	$4,505	$13,295	$108,046
_________________
(1)	All Other Compensation includes premiums paid regarding group life, accidental death and dismemberment, disability, medical and dental insurance and auto allowance

(2)

Summary Compensation Table reports compensation earned by named executive officers in 2006 and does not include compensation amounts for services performed in 2005 that were transferred as pre-opening expenses to the Bank in 2006

Employment Agreements

Robert P. Trask. In June 2005, we entered into an employment agreement with Mr. Trask, under which he agreed to serve as president and chief executive officer of Atlantic Bancshares and Atlantic Community Bank for a term of three years. Mr. Trask’s employment with the company will automatically extend for additional terms of one year each unless the company delivers a notice of termination at least six months prior to the end of the term. During this term, Mr. Trask is entitled to:

•	Initial annual base salary of $117,000, which was increased to $135,000 on January 18, 2006 when the Company broke escrow on its initial offering for the formation of the bank. This salary may be increased annually by the board of directors;
•	Options to purchase 25,032 shares of common stock for $10 per share. The award agreement for the stock option shall provide that one-fifth of the shares subject to the option will vest on each of the first five anniversaries of the opening date of the bank (January 26, 2006), but only if the executive remains employed by the company or one of its subsidiaries on such date, and shall contain other customary terms and conditions;
•	Term life insurance policy providing for death benefits totaling $500,000 payable to Mr. Trask's spouse and heirs and $1,000,000 payable to the bank;
•	Reasonable car allowance not to exceed $450 per month, plus insurance, taxes, and other related automobile expenses;
•	Participate in our retirement, medical, welfare, and other benefit programs;
•	Payment of initiation fees and reimbursement for club dues; and
•	Reimbursement for travel and business expenses.

        Pursuant to the terms of his employment agreement, Mr. Trask is prohibited from disclosing our trade secrets or confidential information. If we terminate Mr. Trask’s employment without cause, he will be entitled to severance equal to 24 months of his then base salary. In addition, following a change in control, if Mr. Trask terminates his employment for a good reason within a 90-day period beginning on the 30th day following a change in control or within a 90-day period beginning on the one year anniversary of the change in control:

•	he will be entitled to severance equal to 36 months of his then base salary;
•	the restrictions on any outstanding incentive awards (including restricted stock) granted to him under our long-term equity incentive program or any other incentive plan or arrangement shall lapse and such awards shall become 100% vested, all stock options and stock appreciation rights granted to the Mr. Trask shall become immediately exercisable and shall become 100% vested, all performance units granted to him shall become 100% vested;
•	we will continue to pay his life insurance, disability, medical, dental, and hospitalization benefits for three years; and
•	the restrictive covenants regarding competition and solicitation described below shall not apply.

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

Todd D. Hoke. In September 2005, we entered into an employment agreement with Mr. Hoke, under which he agreed to serve as chief credit officer of Atlantic Bancshares and Atlantic Community Bank for a term of three years. Mr. Hoke’s employment with the company will automatically extend for additional terms of one year each unless the company delivers a notice of termination at least six months prior to the end of the term. During this term, Mr. Hoke is entitled to:

65

•	Initial annual base salary of $95,000, which was increased to $100,000 on August 1, 2006. This salary may be increased annually by the board of directors;
•	Options to purchase shares of common stock equal to 1% of shares sold during capitalization in accordance with the stock incentive plan approved by the company’s shareholders;
•	Reasonable car allowance not to exceed $350 per month, plus insurance, taxes, and other related automobile expenses;
•	Participate in our retirement, medical, welfare, and other benefit programs;
•	Payment of initiation fees and reimbursement for club dues; and
•	Reimbursement for travel and business expenses.

        Pursuant to the terms of his employment agreement, Mr. Hoke is prohibited from disclosing our trade secrets or confidential information. If we terminate Mr. Hoke’s employment without cause, he will be entitled to severance equal to 12 months of his then base salary. In addition, following a change in control, if Mr. Hoke terminates his employment for a good reason within a 90-day period beginning on the 30th day following a change in control or within a 90-day period beginning on the one year anniversary of the change in control:

•	he will be entitled to severance equal to 36 months of his then base salary;
•	the restrictions on any outstanding incentive awards (including restricted stock) granted to him under our long-term equity incentive program or any other incentive plan or arrangement shall lapse and such awards shall become 100% vested, all stock options and stock appreciation rights granted to the Mr. Hoke shall become immediately exercisable and shall become 100% vested, all performance units granted to him shall become 100% vested;
•	we will continue to pay his life insurance, disability, medical, dental, and hospitalization benefits for three years; and
•	the restrictive covenants regarding competition and solicitation described below shall not apply

Finally, during his employment and for a period of 12 months thereafter, Mr. Hoke may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

Michelle M. Monts. In August 2006, we entered into an employment agreement with Ms. Monts, under which she agreed to serve as chief financial officer and executive vice president of Atlantic Bancshares and Atlantic Community Bank for a term of three years. Ms. Monts’ employment with the company will automatically extend for additional terms of one year unless the company delivers a notice of termination at least 60 days prior to the end of the term. During this term, Ms. Monts is entitled to:

-	Initial annual salary of $100,000, which may be increased periodically by the chief executive officer;
-	Options to purchase 10,000 shares of common stock in accordance with the stock incentive plan approved by the company's shareholders;
-	Car allowance of $350 per month;
-	Participate in our retirement, medical, welfare, and other benefit programs;
-	Payment of initiation fees and reimbursement for club dues; and
-	Reimbursement for travel and business expenses.

Pursuant to the terms of his employment agreement, Ms. Monts is prohibited from disclosing our trade secrets or confidential information. If we terminate Ms. Monts’ employment without cause, she will be entitled to severance equal to 3 months of her then base salary. In addition, following a change in control, if Ms. Monts terminates her employment for a good reason within a 90-day period beginning on the 30th day following a change in control:

•	she will be entitled to severance equal to 36 months of his then base salary;
•	the restrictions on any outstanding incentive awards (including restricted stock) granted to her under our long-term equity incentive program or any other incentive plan or arrangement shall lapse and such awards shall become 100% vested, all stock options and stock appreciation rights granted to the Ms. Monts shall become immediately exercisable and shall become 100% vested, all performance units granted to her shall become 100% vested;
•	we will continue to pay her life insurance, disability, medical, dental, and hospitalization benefits for three years; and
•	the restrictive covenants regarding competition and solicitation described below \ shall not apply

The amounts described above to be paid to Ms. Monts in connection with a termination following a change in control will be grossed up so as to account for any additional taxes that may be owed as a result of the lump sum payment rather than periodic payments over 36 months.

During her employment and for a period of 12 months thereafter, Ms. Monts may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

Karen B. Sprague. In August 2006, we entered into an employment agreement with Ms. Sprague, under which she agreed to serve as chief operating officer and executive vice president of Atlantic Bancshares and Atlantic Community Bank for a term of three years. Ms. Sprague’s employment with the company will automatically extend for additional terms of one year unless the company delivers a notice of termination at least 60 days prior to the end of the term. During this term, Ms. Sprague is entitled to:

-	Initial annual salary of $90,000, which may be increased periodically by the chief executive officer;
-	Options to purchase shares of common stock equal to 1% of shares sold during capitalization in accordance with the stock incentive plan approved by the company’s shareholders;
-	Car allowance of $350 per month;
-	Participate in our retirement, medical, welfare, and other benefit programs;
-	Payment of initiation fees and reimbursement for club dues; and
-	Reimbursement for travel and business expenses.

Pursuant to the terms of his employment agreement, Ms. Sprague is prohibited from disclosing our trade secrets or confidential information. If we terminate Ms. Sprague’s employment without cause, she will be entitled to severance equal to 3 months of her then base salary. In addition, following a change in control, if Ms. Sprague terminates her employment for a good reason within a 90-day period beginning on the 30th day following a change in control:

•	she will be entitled to severance equal to 36 months of his then base salary;
•	the restrictions on any outstanding incentive awards (including restricted stock) granted to her under our long-term equity incentive program or any other incentive plan or arrangement shall lapse and such awards shall become 100% vested, all stock options and stock appreciation rights granted to the Ms. Sprague shall become immediately exercisable and shall become 100% vested, all performance units granted to her shall become 100% vested;
•	we will continue to pay his life insurance, disability, medical, dental, and hospitalization benefits for three years; and
•	the restrictive covenants regarding competition and solicitation described below shall not apply

The amounts described above to be paid to Ms. Sprague in connection with a termination following a change in control will be grossed up so as to account for any additional taxes that may be owed as a result of the lump sum payment rather than periodic payments over 36 months.

During her employment and for a period of 12 months thereafter, Ms. Sprague may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

Potential Change in Control Related Payments Limitations. In the event that our independent accountants acting as our auditors on the date of a change in control determine that the payments provided for in any of our named executive officer’s employment agreements upon the named executive officer’s termination for good reason within a 90-day period beginning on the 30th day following a change in control constitute “excess parachute payments” (as that term is used in Section 280G of the Internal Revenue Code of 1986 and any regulations thereunder), then such compensation will be reduced to an amount the value of which is $1.00 less than the maximum amount that could be paid to such named executive officer without the compensation being treated as “excess parachute payments” under Section 280G.

Outstanding Equity Awards at Fiscal Year-End

		Number of
		Securities
		Underlying
		Unexercised	Option Exercise	Option
		Options		Expiration
Name		Unexercisable	Price ($)	Date
Robert P. Trask	Options	25,032	$10.00	07/01/16
President and Chief Executive	Warrants	10,000	$10.00	01/26/16
Officer

Todd D. Hoke	Options	12,516	$10.00	07/01/16
Chief Credit Officer

Michelle M. Monts	Options	10,000	$10.00	07/01/16
Chief Financial Officer

Karen B. Sprague	Options	12,516	$10.00	07/01/16
Chief Operating Officer

_________________
(1)

The stock options and the warrants provide that one-fifth of the options or warrants, as applicable, will vest on each of the first five anniversaries of the opening date of the bank (January 26, 2006), but only if the executive remains employed by us.

Under the terms of our 2006 stock incentive plan, upon a change of control of our company after March 28, 2009 all options outstanding but not otherwise exercisable will generally automatically accelerate and become exercisable immediately before the effective date of the change of control.

Director Compensation

Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors. We did not pay any directors’ fees during the fiscal year ended December 31, 2006, except to those who were executive officers for services preformed as officers. See the Summary Compensation Table for the compensation of our named executive officers, including Mr. Trask, our President and Chief Executive Officer, who is also a director. We may, pursuant to our bylaws, begin to compensate our directors at some time in the future. The amounts shown in the Option Awards column below represent that amount of expense we recognized for accounting purposes in 2006 associated with the vesting of warrants granted to the respective director in connection with the formation of the bank.

Names of Non-Executive	Year	Option
Directors		Awards(1)	Total
Gary C. Davis	2006	$4,957	$4,957
Frederick Anthony Nimmer, III	2006	$4,957	$4,957
Robyn Josselson Shirley	2006	$4,957	$4,957
Mark S. Simpson	2006	$4,957	$4,957
Brian J. Smith	2006	$4,957	$4,957
Allen B. Ward	2006	$4,957	$4,957
Edgar L. Woods	2006	$4,957	$4,957

(1)

Each director holds 10,000 warrants. The warrants vest over a five year period from the date of the opening date of the bank (January 26, 2006), but only if the director continues to serve as a director. All unexercised organizer warrants expire on the tenth anniversary of the opening date of the bank (January 26, 2016), subject to earlier termination in certain circumstances pursuant to individual stock warrant agreements.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 1, 2007. Unless otherwise indicated, the address of each beneficial owner is c/o Atlantic Bancshares, Inc., 1 Sherington Drive, Suite J, Bluffton, South Carolina 29910.

	Number of		% of Beneficial
Name	Owned (1)	Right to Acquire (2)	Ownership (3)
Gary C. Davis	10,000	2,000	1%
Frederick Anthony Nimmer, III	12,500	2,000	1.2%
Robyn Josselson Shirley	12,500	2,000	1.2%
Mark S. Simpson	12,600	2,000	1.2%
Brian J. Smith	12,500	2,000	1.2%
Robert P. Trask	15,499	7,007	1.8%
Allen B. Ward	10,000	2,000	1%
Edgar L. Woods	20,000	2,000	1.8%
Michelle M. Monts	-	2,000	*
Todd D. Hoke	10,000	2,504	1%
Karen B. Sprague	5,594	2,504	*

All executive officers and directors	121,193	28,015	11.7%
(11 persons)

_________________
*Indicates less than 1% ownership.

(1)

Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, and includes shares held by a spouse, unless otherwise indicated in these footnotes.

(2)	Includes shares that may be acquired within the next 60 days of March 1, 2007 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.
(3)

For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 1,251,577 shares of common stock outstanding on March 1, 2007.

Equity Compensation Plan Information

        The following table sets forth the equity compensation plan information at December 31, 2006.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plan (c)
	outstanding options,	outstanding options,	excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column (a)
Equity compensation plans
approved by security	69,653	$10.00	180,662
holders

Equity compensation plans not
approved by security
holders	80,000	$10.00	0

Total	149,653	$10.00	180,662
_________________
(1)

Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for every share they purchased in the initial offering of the company’s common stock up to 10,000 shares at a price of $10 per share. The warrants are represented by separate warrant agreements. The warrants vest over a five year period. All unexercised organizer warrants expire on the tenth anniversary of the opening date of the bank, subject to earlier termination in certain circumstances pursuant to individual stock warrant agreements.

Item 12.   Certain Relationships and Related Transactions, and Director Independence

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

        On January 1, 2006 we opened a loan production office on the south end of Hilton Head Island. We leased a facility at 1 Corpus Christi Place, Suite 108, Hilton Head Island, SC 29928 that has a total of 1,837 square feet for a period of one year with a one year option to renew. The organizers of the company, along with other non-organizers, have formed a separate corporate entity which purchased this location that we lease

        Our board of directors has determined that Davis, Nimmer, Shirley, Simpson, Smith, Ward and Woods are “independent” directors, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that we selected in order to determine whether its directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-B.

        Our board of directors has created an audit committee, a nominating committee and a compensation committee of the board. The board of directors has determined that the members of each of these committees are “independent” as contemplated in the listing standards of The NASDAQ Stock Market.

Item 13.   Exhibits.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File No.
333-127242).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No. 333-127242).

4.1	See Exhibits 3.1 and 3.2 for provisions in Atlantic Bancshares, Inc.'s Articles of Incorporation and
Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No. 333-127242).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form
SB-2, File No. 333-127242).

10.1	*Employment Agreement between Atlantic Bancshares, Inc. and Robert P. Trask dated June 1, 2005
(incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333-127242).

10.2	*Employment Agreement between Atlantic Bancshares, Inc. and Timothy C. King dated August 4, 2005
(incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File No. 333-127242).

10.3	*Revised Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's
Form 10-KSB for the period ended December 31, 2005).

10.4	Sales Agency Agreement between SAMCO Capital Markets and Atlantic Bancshares, Inc., dated August 4, 2005
(incorporated by reference to Exhibit 10.5 of the Company's Form SB-2, File No. 333-127242).

10.5	Settlement Agreement between Regional Bankshares, Inc. and Atlantic Bancshares, Inc. dated June 1, 2005
(incorporated by reference to Exhibit 10.6 of the Company's Form SB-2, File No. 333-127242).

10.6	Sublease Agreement between Regional Bankshares, Inc. and Atlantic Bancshares, Inc. dated June 1, 2005
(incorporated by reference to Exhibit 10.7 of the Company's Form SB-2 as, File No. 333-127242).

10.7	Promissory Note from Atlantic Bancshares, Inc. to Nexity Bank in the amount of $1,000,000, dated May 31,
2005 (incorporated by reference to Exhibit 10.8 of the Company's Form SB-2, File No. 333-127242).

10.8	Commercial Loan Agreement between Atlantic Bancshares, Inc. and Nexity Bank, dated May 31, 2005
(incorporated by reference to Exhibit 10.9 of the Company's Form SB-2, File No. 333-127242).

10.9	*Atlantic Bancshares, Inc. 2006 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the period ended December 31, 2005).

10.10	Lease Agreement between Carolina Partners, LLC and Atlantic Bancshares, Inc. dated January 24, 2006
(incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB for the period ended
December 31, 2005).

10.11	Lease Agreement between Anthony G. Schob and Atlantic Bancshares, Inc. dated January 1, 2006
(incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB for the period ended
December 31, 2005).

10.12	*Employment Agreement between Atlantic Bancshares, Inc. and Todd D. Hoke dated September 7, 2005
(incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB for the period ended
December 31, 2005).

10.13	*Employment Agreement between Atlantic Bancshares, Inc. and Michelle M. Monts dated August 7, 2006
(incorporated by reference to Exhibit 10.2 of the Company's Form 10-QSB for the period ended June 30,
2006).

10.14	*Employment Agreement between Atlantic Bancshares, Inc. and Karen B. Sprague dated August 7, 2006
(incorporated by reference to Exhibit 10.3 of the Company's Form 10-QSB for the period ended June 30,
2006).

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.
_________________
*	Denotes management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.   Principal Accountant Fees and Services

        Elliott Davis LLC was our auditor during the fiscal year ended December 31, 2006. The following table shows the fees that we paid for services performed in the fiscal year ended December 31, 2006:

Year Ended
December 31, 2006
Audit Fees	27,180
Audit-Related Fees
Tax Fees	2,000
All Other Fees	575

Total	29,755

        Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the company’s 2006 fiscal year for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

        Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal year ended December 31, 2006. These services principally related to the audit of the development stage financial statements and procedures related to SEC filing of Form SB-2 in connection with the Company’s registration statement.

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

ATLANTIC BANCSHARES, INC.
Date: March 29, 2007	By: /s/ Robert P. Trask
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

Signature	Title	Date

/s/ Gary C. Davis Gary C. Davis	Director	March 28, 2007

/s/ Michelle M. Monts Michelle M. Monts	Chief Financial Officer and Principal Accounting Officer	March 28, 2007

/s/ Frederick Anthony Nimmer, III Frederick Anthony Nimmer, III	Director	March 28, 2007

/s/ Robyn Josselson Shirley Robyn Josselon Shirley	Director	March 28, 2007

/s/ Mark S. Simpson Mark S. Simpson	Director	March 28, 2007

/s/ Brian J. Smith Brian J. Smith	Director	March 28, 2007

/s/ Robert P. Trask Robert P. Trask	Chief Executive Officer, President and Director	March 28, 2007

/s/ Allen B. Ward Allen B. Ward	Director	March 28, 2007

/s/ Edgar L. Woods Edgar L. Woods	Vice Chairman, Director	March 28, 2007

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File No.
333-127242).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form SB-2, File No. 333-127242).

4.1	See Exhibits 3.1 and 3.2 for provisions in Atlantic Bancshares, Inc.'s Articles of Incorporation and
Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No. 333-127242).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form
SB-2, File No. 333-127242).

10.1	*Employment Agreement between Atlantic Bancshares, Inc. and Robert P. Trask dated June 1, 2005
(incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333-127242).

10.2	*Employment Agreement between Atlantic Bancshares, Inc. and Timothy C. King dated August 4, 2005
(incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File No. 333-127242).

10.3	*Revised Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company's
Form 10-KSB for the period ended December 31, 2005).

10.4	Sales Agency Agreement between SAMCO Capital Markets and Atlantic Bancshares, Inc., dated August 4, 2005
(incorporated by reference to Exhibit 10.5 of the Company's Form SB-2, File No. 333-127242).

10.5	Settlement Agreement between Regional Bankshares, Inc. and Atlantic Bancshares, Inc. dated June 1, 2005
(incorporated by reference to Exhibit 10.6 of the Company's Form SB-2, File No. 333-127242).

10.6	Sublease Agreement between Regional Bankshares, Inc. and Atlantic Bancshares, Inc. dated June 1, 2005
(incorporated by reference to Exhibit 10.7 of the Company's Form SB-2 as, File No. 333-127242).

10.7	Promissory Note from Atlantic Bancshares, Inc. to Nexity Bank in the amount of $1,000,000, dated May 31,
2005 (incorporated by reference to Exhibit 10.8 of the Company's Form SB-2, File No. 333-127242).

10.8	Commercial Loan Agreement between Atlantic Bancshares, Inc. and Nexity Bank, dated May 31, 2005
(incorporated by reference to Exhibit 10.9 of the Company's Form SB-2, File No. 333-127242).

10.9	*Atlantic Bancshares, Inc. 2006 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the period ended December 31, 2005).

10.10	Lease Agreement between Carolina Partners, LLC and Atlantic Bancshares, Inc. dated January 24, 2006
(incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB for the period ended
December 31, 2005).

10.11	Lease Agreement between Anthony G. Schob and Atlantic Bancshares, Inc. dated January 1, 2006
(incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB for the period ended
December 31, 2005).

10.12	*Employment Agreement between Atlantic Bancshares, Inc. and Todd D. Hoke dated September 7, 2005
(incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB for the period ended
December 31, 2005).

10.13	*Employment Agreement between Atlantic Bancshares, Inc. and Michelle M. Monts dated August 7, 2006
(incorporated by reference to Exhibit 10.2 of the Company's Form 10-QSB for the period ended June 30,
2006).

10.14	*Employment Agreement between Atlantic Bancshares, Inc. and Karen B. Sprague dated August 7, 2006
(incorporated by reference to Exhibit 10.3 of the Company's Form 10-QSB for the period ended June 30,
2006).

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.
_________________
*	Denotes management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.