Form 10QSB
period 2007-03-31
Atlantic Bancshares, Inc.
filed 2007-05-14
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

(843) 815-7111
(Issuer’s telephone number)

______________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes       No

Indicate mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,251,577 shares of common stock, no par value, outstanding as of May 10, 2007.

Transitional Small Business Disclosure Format (check one):       Yes        No

ATLANTIC BANCSHARES, INC.

ATLANTIC BANCSHARES, INC.

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$814,475	$1,621,399
Federal funds sold	2,285,000	6,611,000

Total cash and cash equivalents	3,099,475	8,232,399

Securities available for sale	4,958,821	3,560,807
Nonmarketable equity securities	93,400	93,200

Loans receivable	46,418,019	38,819,635
Less allowance for loan losses	(465,500)	(389,340)

Loans, net	45,952,519	38,430,295

Accrued interest receivable	248,122	231,559
Premises, furniture and equipment, net	411,486	445,877
Deferred tax asset	872,535	817,814
Other assets	105,036	110,094

Total assets	$55,741,394	$51,922,045

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$4,596,383	$4,974,343
Interest-bearing transaction accounts	1,797,047	4,379,043
Savings and money market	15,519,464	14,735,478
Time deposits $100,000 and over	9,045,490	9,727,445
Other time deposits	14,177,312	7,394,835

Total deposits	45,135,696	41,211,144

Accrued interest payable	202,938	145,657
Other liabilities	103,828	122,272

Total liabilities	45,442,462	41,479,073

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
1,251,577 shares issued and outstanding	11,982,122	11,982,122
Capital surplus	86,957	62,373
Accumulated other comprehensive income	11,507	9,794
Retained deficit	(1,781,654)	(1,611,317)

Total shareholders’ equity	10,298,932	10,442,972

Total liabilities and shareholders’ equity	$55,741,394	$51,922,045

See notes to condensed consolidated financial statements

ATLANTIC BANCSHARES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,	March 31,
	2007	2006
Interest income:
Loans, including fees	$882,989	$41,460
Securities, available for sale, taxable	58,252	-
Nonmarketable equity securities	151	-
Federal funds sold	23,029	117,180
Interest bearing deposits with other banks	1	25,450

Total	964,422	184,090

Interest expense:
Time deposits $100,000 and over	126,442	4,457
Other deposits	309,762	51,889
Other interest expense	3,730	779

Total	439,934	57,125

Net interest income	524,488	126,965

Provision for loan losses	79,928	56,500

Net interest income after provision for loan losses	444,560	70,465

Other operating income:
Service charges on deposit accounts	12,758	570
Gain on sale of mortgage loans	59,294	21,328
Other service charges, commissions and fees	13,367	422

Total	85,419	22,320

Other operating expenses:
Salaries and employee benefits	399,416	590,614
Net occupancy	49,735	146,169
Professional fees	46,942	156,116
Marketing	56,070	150,195
Furniture and equipment	42,049	28,090
Data processing and related costs	63,113	64,082
Other operating	98,593	87,554

Total	755,918	1,222,820

Loss before income tax benefit	(225,939)	(1,130,035)

Income tax benefit	55,602	390,920

Net loss	$(170,337)	$(739,115)

Losses per share
Basic loss per share	$(.14)	$(.80)

See notes to condensed consolidated financial statements

ATLANTIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2007 and 2006
(Unaudited)

	Common stock			Accumulated
			Additional	Other		Total
			Paid-in	comprehensive	Retained	Shareholders
	Shares	Amount	Capital	Gain (loss)	Deficit	Equity
Balance,
December 31, 2005	10	$100	$-	$-	$(13,204)	$(13,104)

Proceeds from issuance of
common stock, net
of offering costs of
$533,648	1,251,567	11,982,022	-	-	-	11,982,022

Net loss	-	-	-	-	(739,115)	(739,115)

Total comprehensive loss						(739,115)

March 31, 2006	1,251,577	$11,982,122	$-	$-	$(752,319)	$11,229,803

December 31, 2006	1,251,577	$11,982,122	$62,373	$9,794	$(1,611,317)	$10,442,972

Net loss	-	-	-	-	(170,337)	(170,337)

Other comprehensive
gain, net of tax	-	-	-	1,713	-	1,713

Total comprehensive loss	-	-	-	-	-	(168,624)

Stock based compensation	11	-	24,584	-	-	24,584

March 31, 2007	1,251,577	$11,982,122	$86,957	$11,507	$(1,781,654)	$10,298,932

See notes to condensed consolidated financial statements

ATLANTIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:	$(170,337)	$(739,115)
Net loss
Adjustments to reconcile net loss to net cash
used by operating activities:
Provision for loan losses	79,928	56,500
Depreciation and amortization expense	46,448	30,582
Discount accretion	(5,636)	-
Stock-based compensation expense	24,584	-
Deferred income tax benefit	(55,602)	(390,920)
Increase in interest receivable	(16,563)	(17,946)
Increase in interest payable	57,281	2,305
Decrease in other assets	5,058	86,252
(Decrease) increase in other liabilities	(18,444)	229,322

Net cash used by operating activities	(53,283)	(743,020)

Cash flows from investing activities:
Investing activities
Net decrease in loans receivable, net	(7,602,152)	(5,693,305)
Purchase of premises, furniture and equipment	(12,057)	(477,132)
Purchase of securities available for sale	(1,454,020)	-
Purchase of nonmarketable equity securities	(200)	-
Repayments of securities available for sale	64,236	-

Net cash used by investing activities	(9,004,193)	(6,170,437)

Cash flows from financing activities:
Investing activities Financing activities
Net (decrease) increase in demand deposits, interest-bearing
transaction accounts and savings accounts	(2,175,970)	14,291,876
Net increase in certificate of deposit and other time deposits	6,100,522	4,364,146
Net decrease in stock subscription deposits	-	(7,162,150)
Net decrease in borrowed funds	-	(1,046,988)
Proceeds from issuance of common stock, net of stock issuance costs	-	11,982,022

Net cash provided by financing activities	3,924,552	22,428,906

Net (decrease) increase in cash and cash equivalents	(5,132,924)	15,515,449

Cash and cash equivalents, beginning of the period	8,232,399	8,172,222

Cash and cash equivalents, end of the period	$3,099,475	$23,687,671

Cash paid for:
Interest	$382,653	$54,820

Income taxes	$-	$-

See notes to condensed consolidated financial statements

ATLANTIC BANCSHARES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year. It should also be understood that Atlantic Community Bank (the “Bank”), the Company’s wholly-owned subsidiary, opened for business on January 26, 2006. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006.

Note 2 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The required adoption date for SFAS No. 156 is January 1, 2007. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

ATLANTIC BANCSHARES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 – Recently Issued Accounting Pronouncements – continued

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in some additional disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company’s financial condition or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007.

ATLANTIC BANCSHARES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2 – Recently Issued Accounting Pronouncements – continued

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during the first three months of 2007 or 2006 due to the net losses, therefore, basic and dilutive loss per share and diluted earnings per share were the same.

	Three months ended
	March 31, 2007	March 31, 2006
Net loss per share-basic computation:

Net loss to common shareholders	$(170,337)	$(739,115)

Average common shares outstanding - basic	1,251,577	926,028

Basic loss per share	$(.14)	$(.80)

ATLANTIC BANCSHARES, INC.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Atlantic Community Bank, which we refer to as the Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	our short operating history;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in deposit flows;
•	changes in technology;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the lack of seasoning in our loan portfolio;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the three months ended March 31, 2007 and also analyzes our financial condition as of March 31, 2007 as compared to December 31, 2006. The Bank opened for business on January 26, 2006, and the Company’s inception was October 1, 2004. Until January 26, 2006, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals.

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

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Results of Operations

Net Interest Income

For the three months ended March 31, 2007, net interest income, the major component of our net income, was $524,488 as compared to $126,965 for the same period in 2006. The average rate paid on interest-bearing liabilities for the three months ended March 31, 2007 and 2006 was 4.87% and 4.52%, respectively, while the average rate realized on interest-earning assets was 7.83% and 5.58%, respectively for the same period. The net interest spread was 2.96% and 1.06% for the three month period ended March 31, 2007 and 2006, respectively.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses expense was $465,500 and $389,340, or 1.00% and 1.00% of total loans as of March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006 the provision was $79,928 and $56,500, respectively. There were no nonperforming loans at March 31, 2007 and no loans have been classified. Loans totaling $788,380 were criticized as of March 31, 2007. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Noninterest Income

Total noninterest income for the three months ended March 31, 2007 and 2006 was $85,419 and $22,320, respectively. The largest component of noninterest income was mortgage origination fees, which totaled $59,294 and $21,328, for the three months ended March 31, 2007 and 2006, respectively. The increase in our mortgage origination fees reflects increased loan sale volume over the prior period ending March 31, 2006 compared to the current period ending March 31, 2007. Service charges on deposit accounts totaled $12,578 for the quarter ended March 31, 2007 as compared to $570 for the three months ended March 31, 2006. This increase is due to our growing customer deposit base.

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2007 and 2006 was $755,918 and $1,222,820, respectively. The primary component of noninterest expense was salaries and benefits, which were $399,416 and $590,614 for the three months ended March 31, 2007 and 2006, respectively. The quarter ended March 31, 2006 contained $389,374 of salaries and benefit expense related to the organizational period. Total pre-opening expenses in the amount of $740,680 were transferred to the Bank during the first quarter of 2006. Management has accrued $10,350 during the quarter ended March 31, 2007 as a pro-rata estimate of anticipated audit expenses related to compliance with Section 404 of the Sarbanes-Oxley regulations.

Net Loss

The combination of the above factors resulted in a net loss for the three months ended March 31, 2007 of $170,337, or $0.14 per share, after the recognition of an income tax benefit of $55,602 for the same period. As discussed, the net loss of $739,115 for the three months ended March 31, 2006 included certain organizational expenses related to the organization and opening of the Bank. The net loss was after the recognition of an income tax benefit of $390,920.

Assets and Liabilities

During the first three months of 2007, total assets increased $3,819,349, or 7.4%, to $55,741,394 when compared to December 31, 2006. The primary growth in assets was an increase in loans receivable of $7,598,384. Loans receivable were $46,418,019 as of March 31, 2007. Investment in overnight federal funds decreased $4,326,000 to $2,285,000 as of March 31, 2007. Funding for the loan growth also came from deposit growth of $3,924,552.

Loans

We experienced significant loan growth during the first three months of 2007. Net loans increased to $45,952,519 during the period. As shown below, the largest category of loans was real estate mortgage loans which increased $7,472,395 to $42,545,877 from December 31, 2006 to March 31, 2007. Balances within the major loans receivable categories as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Real estate:
Mortgage	$28,330,774	$22,333,490
Construction, land and land development	14,215,103	12,739,992

Total real estate loans	42,545,877	35,073,482

Commercial and industrial	3,505,245	3,576,762
Consumer and other	500,313	288,391
Deferred origination fees, net	(133,416)	(119,000)

Gross loans	46,418,019	38,819,635
Less allowance for loan losses	(465,500)	(389,340)

Loans, net	$45,952,519	$38,430,295

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2007, there were no non-performing loans. No loans were classified and $788,380 was criticized as of March 31, 2007. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

The following table depicts the activity in the allowance for loan losses for the period ended March 31, 2007 and 2006:

	March 31,
	2007	2006
Balance, January 1, 2006	$389,340	$-
Provision for loan losses for the period	79,928	56,500
Net loans (charged-off) recovered during
the period	(3,768)	-

Balance, end of period	$(465,500)	$(56,500)

Gross loans outstanding, end of period	$46,418,019	$5,693,305

Allowance for loan losses to loans outstanding	1.00%	1.00%

Deposits

Total deposits were $45,135,696 at March 31, 2007 as compared to $41,211,144 at December 31, 2006. The largest category of deposits was savings and money market accounts which totaled $15,519,464 at March 31, 2007. Other time deposit accounts increased $6,782,477 to $14,177,312 at March 31, 2007 mainly attributable to $6,072,000 in brokered certificates of deposit acquired during the period.

Balances within the major deposit categories as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Non-interest bearing transaction accounts	$4,596,383	$4,974,343
Interest-bearing transaction accounts	1,797,047	4,379,043
Savings and money market	15,519,464	14,735,478
Time deposit $100,000 and over	9,045,490	9,727,445
Other time deposits	14,177,312	7,394,835

Total deposits	$45,135,696	$41,211,144

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

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Liquidity – continued

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of March 31, 2007, our primary source of liquidity included federal funds sold totaling $2,285,000. We also have unused lines of credit available with correspondent banks to purchase federal funds totaling $7,400,000 at March 31, 2007, of which, $2,800,000 is secured by investment securities.

Capital Resources

Total shareholders’ equity decreased $144,040 during the first three months of 2007 to $10,298,932. The decrease is primarily related to the net loss for the period of $170,337, partially offset by increases to equity of $24,584 for stock based compensation expense and $1,713 related to unrealized gains on securities.

Our Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule). However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Although our class of common stock is registered with the SEC, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company. Regardless, our Bank is subject to these minimum capital requirements as set per bank regulatory agencies.

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

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Capital Resources – continued

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The Bank exceeded its minimum regulatory capital ratios as of March 31, 2007, as well as the ratios to be considered “well capitalized.”

The following table summarizes the Bank’s risk-based capital at March 31, 2007:

Shareholders' equity	$9,848,533
Less-unrealized net gain on available-for-sale securities	(11,507)
Less-disallowed deferred tax assets	(855,829)

Tier 1 capital	$8,981,197

Plus - allowance for loan losses(1)	465,500

Total capital	$9,446,697

Risk-weighted assets	46,180,000

Risk-based capital ratios:	46,180,000

Tier 1 capital (to risk-weighted assets)	19.45%
Total capital (to risk-weighted assets)	20.45%
Tier 1 capital (to total average assets)	17.59%

_______________
    (1)        Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our Bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2007, we had issued commitments to extend credit of $9,082,856 through various types of lending arrangements. We had $216,562 of unused credit under pre-arranged overdraft plans and overdraft protection plans offered on deposit accounts. There were also $121,236 outstanding commercial letters of credit at March 31, 2007.

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Off-Balance Sheet Risk – continued

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2007.

	Within	After Three	One	Greater
	Three	Through Twelve	Through	Than
	Months	Months	Five Years	Five Years	Total
Unused commitments to extend credit	$878,160	$880,349	$4,466,552	$3,074,357	$9,299,418
Standby commercial letters of credit	78,236	9,000	34,000	-	121,236

Totals	$956,396	$889,349	$4,500,552	$3,074,357	$9,420,654

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the financial statements at December 31, 2006, as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 14, 2007	By: /s/ Robert P. Trask
Robert P. Trask
President and Chief Executive Officer

Date: May 14, 2007	By: /s/ Michelle Monts
Michelle Monts
Principal Financial Officer

ATLANTIC BANCSHARES, INC.

EXHIBIT INDEX

Exhibit
Number                   Description

31.1         Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2         Rule 15d-14(a) Certification of the Principal Financial Officer.

32            Section 1350 Certifications.