Form 10QSB
period 2007-06-30
Atlantic Bancshares, Inc.
filed 2007-08-13
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

        1,251,577 shares of common stock, no par value, outstanding as of August 4, 2007

Transitional Small Business Disclosure Format (check one):       Yes        No

ATLANTIC BANCSHARES, INC.

ATLANTIC BANCSHARES, INC.

Condensed Balance Sheets

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements.

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,242,762	$1,621,399
Federal funds sold	1,379,000	6,611,000

Total cash and cash equivalents	2,621,762	8,232,399

Securities available for sale	6,303,827	3,560,807
Nonmarketable equity securities	93,400	93,200

Loans receivable	53,962,213	38,819,635
Less allowance for loan losses	(540,900)	(389,340)

Loans, net	53,421,313	38,430,295
Accrued interest receivable	312,201	231,559
Premises, furniture and equipment, net	388,213	445,877
Deferred tax asset	982,063	817,814
Other assets	127,566	110,094

Total assets	$64,250,345	$51,922,045

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$5,250,018	$4,974,343
Interest-bearing transaction accounts	2,253,899	4,379,043
Savings and money market	18,177,666	14,735,478
Time deposits $100,000 and over	8,697,639	9,727,445
Other time deposits	19,468,956	7,394,835

Total deposits	53,848,178	41,211,144

Accrued interest payable	116,160	145,657
Other liabilities	174,818	122,272

Total liabilities	54,139,156	41,479,073

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
1,251,577 shares issued and outstanding	11,982,122	11,982,122
Capital surplus	111,815	62,373
Accumulated other comprehensive income (loss)	(63,849)	9,794
Retained deficit	(1,918,899)	(1,611,317)

Total shareholders’ equity	10,111,189	10,442,972

Total liabilities and shareholders’ equity	$64,250,345	$51,922,045

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Operations
(Unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$1,893,996	$237,862	$1,011,007	$196,402
Securities, available for sale, taxable	136,225	7,970	77,973	7,970
Nonmarketable equity securities	2,849	-	2,698	-
Federal funds sold	31,567	403,614	8,538	278,467
Interest bearing deposits with other banks	14	17,492	13	9

Total	2,064,651	666,938	1,100,229	482,848

Interest expense:
Time deposits $100,000 and over	248,024	29,345	121,582	24,888
Other deposits	705,905	277,019	396,143	225,130

Other interest expense	16,921	779	13,191	-

Total	970,850	307,143	530,916	250,018

Net interest income	1,093,801	359,795	569,313	232,830
Provision for loan losses	155,530	167,975	75,602	111,475

Net interest income after provision for loan losses	938,271	191,820	493,711	121,355

Noninterest income:
Service charges on deposit accounts	27,568	3,591	14,810	3,021
Mortgage origination fees	121,184	51,026	61,890	29,698
Other service charges, commissions and fees	34,819	9,099	21,452	8,677

Total	183,571	63,716	98,152	41,396

Noninterest expense:
Salaries and employee benefits	812,459	934,270	413,043	343,656
Net occupancy	92,063	166,383	42,328	42,633
Professional fees	104,975	191,665	58,033	35,548
Marketing	141,587	250,745	85,517	100,550
Furniture and equipment	87,192	60,185	45,143	32,095
Data processing and related costs	124,199	112,371	61,086	48,289
Other operating costs	193,261	235,409	94,668	125,437

Total	1,555,736	1,951,028	799,818	728,208

Loss before income tax benefit	(433,894)	(1,695,492)	(207,955)	(565,457)
Income tax benefit	126,312	576,467	70,710	185,547

Net loss	$(307,582)	$(1,119,025)	$(137,245)	$(379,910)

Losses per share
Basic loss per share	$(.25)	$(1.02)	$(.11)	$(.30)

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Shareholders’ Equity and Comprehensive Income
For the six months ended June 30, 2007 and 2006
(Unaudited)

	Common Stock			Accumulated
			Additional	Other		Total
			Paid-in	comprehensive	Retained	Shareholders
	Shares	Amount	Capital	Gain (loss)	Deficit	Equity
Balance,
December 31, 2005	10	$100	$-	$-	$(13,204)	$(13,104)

Proceeds from issuance of
common stock, net
of offering costs of
$533,648	1,251,567	11,982,022	-	-	-	11,982,022

Net loss	-	-	-	-	(1,119,025)	(1,119,025)

Other comprehensive
Loss, net of tax	-	-	-	(8,108)	-	(8,108)

Total comprehensive loss						(1,127,133)

Stock based compensation	-	-	13,964	-	-	13,964

June 30, 2006	1,251,577	$11,982,122	$13,964	$(8,108)	$(1,132,229)	$10,855,749

December 31, 2006	1,251,577	$11,982,122	$62,373	$9,794	$(1,611,317)	$10,442,972

Net loss	-	-	-	-	(307,582)	(307,582)

Other comprehensive
loss, net of tax	-	-	-	(73,643)	-	(73,643)

Total comprehensive loss	-	-	-	-	-	(381,225)

Stock based compensation	-	-	49,442	-	-	49,442

June 30, 2007	1,251,577	$11,982,122	111,815	$(63,849)	$(1,918,899)	$10,111,189

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30, 2007	June 30,2006
Cash flows from operating activities:
Net loss	$(307,582)	$(1,119,025)
Adjustments to reconcile net loss to net cash
used by operating activities:
Provision for loan losses	155,530	167,975
Depreciation and amortization expense	86,261	51,305
Discount accretion	(13,672)	-
Stock-based compensation expense	49,442	13,964
Deferred income tax benefit	(126,311)	(576,467)
Increase in interest receivable	(80,642)	(62,597)
Increase (decrease) in interest payable	(29,497)	24,502
(Increase) decrease in other assets	(17,472)	748,960
Increase (decrease) in other liabilities	52,546	(101,884)

Net cash used by operating activities	(231,397)	(853,267)

Cash flows from investing activities:
Net increase in loans receivable, net	(15,146,548)	(17,071,217)
Purchase of premises, furniture and equipment	(28,597)	(176,593)
Purchase of securities available for sale	(3,018,401)	(697,305)
Purchase of nonmarketable equity securities	(200)	-
Repayments of securities available for sale	177,472	-

Net cash used by investing activities	(18,016,274)	(17,945,115)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	1,592,719	19,166,888
Net increase in certificate of deposit and other time deposits	11,044,315	8,856,105
Net decrease in stock subscription deposits	-	(7,162,150)
Net decrease in borrowed funds	-	(1,046,988)
Proceeds from issuance of common stock, net of stock issuance costs	-	11,982,022

Net cash provided by financing activities	12,637,034	31,795,877

Net (decrease) increase in cash and cash equivalents	(5,610,637)	12,997,495

Cash and cash equivalents, beginning of the period	8,232,399	7,202,577

Cash and cash equivalents, end of the period	$2,621,762	$20,200,072

Cash paid for:
Interest	$1,000,347	$282,641

Income taxes	$-	$-

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. It should also be understood that the Bank opened for business on January 26, 2006. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006.

Note 2 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The required adoption date for SFAS No. 156 is January 1, 2007. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company’s financial condition or results of operations.

In September 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion–1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance–Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007.  The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

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

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 3 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during the first six months of 2007 and 2006 due to the net loss. As a result, basic and dilutive loss per share and diluted earnings per share were the same.

Net loss per share-basic computation:

	Six months ended
	June 30, 2007	June 30, 2006
Net loss per share-basic computation:

Net loss to common shareholders	$(307,582)	$(1,119,025)

Average common shares outstanding - basic	1,251,577	1,096,617

Basic loss per share	$(.25)	$(1.02)

	Three months ended
	June 30, 2007	June 30, 2006
Net loss per share-basic computation:

Net loss to common shareholders	$(137,245)	$(379,910)

Average common shares outstanding - basic	1,251,577	1,251,577

Basic loss per share	$(.11)	$(.30)

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail under the heading “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2006 and including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the lack of seasoning of our loan portfolio, especially given our rapid loan growth;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

All forward-looking statements in this report are based on information available to us as of the date of this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following discussion describes our results of operations for the six months and three months ended June 30, 2007 and also analyzes our financial condition as of June 30, 2007 as compared to December 31, 2006. Until January 26, 2006, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals.

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

ATLANTIC BANCSHARES, INC.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Results of Operations

Net Interest Income

For the six months ended June 30, 2007, net interest income, the major component of our net income, was $1,093,801 as compared to $359,795 for the same period in 2006. This increase in net interest income was due primarily to the growth of our loan portfolio, which typically provides higher interest yields than other types of interest earning assets, and increases our net interest spread. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2007 and 2006 was 4.88% and 4.51%, respectively, while the average rate realized on interest-earning assets was 7.79% and 5.38% for the same periods. The net interest spread was 2.91% and 0.87% for the six month period ended June 30, 2007 and 2006, respectively.

For the three months ended June 30, 2007, net interest income was $569,313 as compared to $232,830 for the same period in 2006. The average rate paid on interest-bearing liabilities for the three months ended June 30, 2007 and 2006 was 4.89% and 4.48%, respectively, while the average rate realized on interest-earning assets was 7.75% and 5.29% for the same periods. The net interest spread was 2.86% and 0.81% for the three month period ended June 30, 2007 and 2006, respectively.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $540,900 and $167,975, or 1% and 0.98% of total loans, as of June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the provision was $155,530 and $167,975, respectively. There was one classified nonperforming loan totaling $181,670 at June 30, 2007. Loans totaling $2,127,659 have been criticized as of June 30, 2007. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Noninterest Income

Total noninterest income for the six months ended June 30, 2007 and 2006 was $183,571 and $63,716, respectively. The largest component of noninterest income was mortgage origination fees, which totaled $121,184 and $51,026 for the six months ended June 30, 2007 and 2006, respectively. The increase mortgage origination fees is mainly attributable to increased loan sale volume. If interest rates continue to rise, we would not anticipate this type of continued growth. Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future. Service charges on deposit accounts totaled $27,568 for the six months ended June 30, 2007 as compared to $3,591 for the six month period ended June 30, 2006.

Total noninterest income for the three months ended June 30, 2007 and 2006 was $98,152 and $41,396, respectively. The largest component of noninterest income was mortgage origination fees, which totaled $61,890 and $29,698 for the three months ended June 30, 2007 and 2006, respectively. Service charges on deposit accounts totaled $14,810 for the quarter ended June 30, 2007 as compared to $3,021 for the three month period ended June 30, 2006. This increase was due primarily to growth in the number of deposit accounts.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2007 and 2006 was $1,555,736 and $1,951,028, respectively. The primary component of noninterest expense was salaries and benefits, which were $812,459 and $934,270 for the six months ended June 30, 2007 and 2006, respectively. The six months ended June 30, 2006 contained $389,374 of salaries and benefit expense related to the organizational period. Total pre-opening expenses in the amount of $740,680 were transferred to the bank during the first quarter of 2006.

Total noninterest expense for the three months ended June 30, 2007 and 2006 was $799,818 and $728,208, respectively. The primary component of noninterest expense was salaries and benefits, which were $413,043 and $343,656 for the three months ended June 30, 2007 and 2006, respectively. Professional fees were $58,033 and $35,548 for the three months ended June 30, 2007 and 2006, respectively. Management continued to accrue estimates of anticipated audit expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulation during the quarter ended June 30, 2007.

Net Loss

The combination of the above factors resulted in a net loss for the six months ended June 30, 2007 of $307,582, or $.25 per share, after the recognition of an income tax benefit of $126,312 for the same period. As discussed above, the net loss of $1,119,025 for the six months ended June 30, 2006 included certain organizational expenses related to the organization and opening of the Bank. The net loss was after the recognition of an income tax benefit of $576,467.

Net loss for the three months ended June 30, 2007 was $137,245, or $.11 per share, after recognition of an income tax benefit of $70,710 for the quarter. The net loss for the three months ended June 30, 2006 was $379,910, or $.30 per share, after recognition of an income tax benefit of $185,547 for the quarter.

Assets and Liabilities

During the first six months of 2007, total assets increased $12,328,300, or 23.7%, to $64,250,345 when compared to December 31, 2006. The primary growth in assets was an increase in loans receivable of $15,142,578. Loans receivable were $53,962,213 as of June 30, 2007. Investment in overnight federal funds decreased $5,232,000 to $1,379,000 as of June 30, 2007. These funds were invested in higher yielding securities available for sale and loans receivable. Funding for the loan growth also came from deposit growth of $12,637,034 during the first six months of 2007.

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Loans

We experienced significant loan growth during the first six months of 2007. Loans increased to $53,962,213 during the period. As shown below, the largest category of loans was real estate mortgage loans, which increased $11,678,731 to $34,012,221 at June 30, 2007. Balances within the major loans receivable categories as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Real estate:
Mortgage	$34,012,221	$22,333,490
Construction, land and land development	15,862,936	12,739,992

Total real estate loans	49,875,157	35,073,482

Commercial and industrial	3,716,666	3,576,762
Consumer and other	495,013	288,391
Deferred origination fees, net	(124,623)	(119,000)

Gross loans	53,962,213	38,819,635
Less allowance for loan losses	(540,900)	(389,340)

Loans, net	$53,421,313	$38,430,295

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At June 30, 2007, there was one classified loan totaling $181,670 and there were criticized loans totaling $2,127,659.

The following table depicts the activity in the allowance for loan losses for the period ended June 30, 2007 and 2006:

	June 30,
	2007	2006
Balance, January 1, 2006	$389,340	$-
Provision for loan losses for the period	155,530	167,975
Net loans (charged-off) recovered during
the period	(3,970)	-

Balance, end of period	$540,900	$167,975

Gross loans outstanding, end of period	$53,962,213	$17,071,217

Allowance for loan losses to loans outstanding	1.00%	.98%

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Deposits

Our primary source of funds for loans and investments is our deposits. Total deposits were $53,848,178 at June 30, 2007 as compared to $41,211,144 at December 31, 2006. The largest category of deposits was other time deposits, which totaled $19,468,956 at June 30, 2007. This category of deposits has increased $12,074,121 from $7,394,835 at December 31, 2006, mainly attributable to $12,072,000 in brokered certificates of deposit acquired during the six-month period. Savings and money market accounts increased $3,442,188 in the first six months of 2007 to $18,177,666 as of June 30, 2007.

Balances within the major deposit categories as of June 30, 2007 and December 31, 2006 and are as follows:

	June 30, 2007	December 31, 2006
Non-interest bearing transaction accounts	$5,250,018	$4,974,343
Interest-bearing transaction accounts	2,253,899	4,379,043
Savings and money market	18,177,666	14,735,478
Time deposit $100,000 and over	8,697,639	9,727,445
Other time deposits	19,468,956	7,394,835

Total deposits	$53,848,178	$41,211,144

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of June 30, 2007, liquidity sources included federal funds sold totaling $1,379,000. We also have unused lines of credit available with correspondent banks to purchase federal funds totaling $7,400,000 at June 30, 2007, of which, $2,800,000 is secured by investment securities.

Capital Resources

Total shareholders’ equity decreased $331,783 during the first six months of 2007 to $10,111,189. The decrease is primarily attributable to the net loss for the period of $307,582, partially offset by increases to equity of $49,442 for stock based compensation expense. Equity was also negatively affected by a $73,643 decrease during the first six months of 2007 relating to the change in fair market value on securities available for sale.

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

ATLANTIC BANCSHARES, INC.

Capital Resources – continued

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

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of June 30, 2007, as well as the ratios to be considered “well capitalized.”

The following table summarizes the bank’s risk-based capital at June 30, 2007:

Shareholders’ equity	$9,671,521
Add-unrealized net loss on available-for-sale securities	63,849
Less-disallowed deferred tax assets	(914,130)

Tier 1 capital	$8,821,240

Plus - allowance for loan losses(1)	540,900

Total capital	$9,362,140

Risk-weighted assets	49,110,000

Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	17.96%
Total capital (to risk-weighted assets)	19.06%
Tier 1 capital (to total average assets)	15.22%

_________________
    (1)        Limited to 1.25% of risk-weighted assets

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Off-Balance Sheet Risk

Through the operations of our bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2007, we had issued commitments to extend credit of $8,141,585 through various types of lending arrangements. We also had $240,593 of unused credit under pre-arranged overdraft plans and overdraft protection plans offered on deposit accounts. There were also $214,073 outstanding commercial letters of credit at June 30, 2007.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2007:

	Within	After Three	One	Greater
	Three	Through	Through	Than
	Months	Twelve Months	Five Years	Five Years	Total
Unused commitments to extend credit	$513,218	$3,153,620	$1,603,229	$3,112,111	$8,382,178
Standby commercial letters of credit	-	214,073	-	-	214,073

Totals	$513,218	$3,367,693	$1,603,229	$3,112,111	$8,596,251

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

Stock Quoted on the OTC Bulletin Board

Our common stock is now quoted on the OTC Bulletin Board under the symbol “ATBA.” Samco Capital Markets, Inc. is a sponsoring broker-dealer that may match buy and sell orders for our common stock through the OTC Bulletin Board. Although our common stock is quoted on the OTC Bulletin Board, investors should be aware that the trading markets for our common stock on the OTC Bulletin Board generally do not provide the depth, liquidity, and orderliness necessary to maintain a liquid market.

ATLANTIC BANCSHARES, INC.

Item 3 – Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ATLANTIC BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

On or about July 05, 2006, we were served with a complaint filed by our former chief financial officer, Timothy C. King, against our company and our bank in the Court of Common Pleas for Beaufort County, South Carolina. The complaint was originally filed on June 16, 2006 and was amended and refiled on June 29, 2006. The complaint alleges that the company and the bank breached the employment agreement we had entered into with Mr. King by not appointing him to the board of directors. The complaint alleges that, rather than voluntarily resigning, Mr. King was constructively discharged from employment with the company and the bank. The complaint seeks an unspecified amount of damages relating, among other things, to Mr. King’s alleged loss of compensation, loss on the sale of his home in New Hampshire, loss of professional prestige, opportunities, and financial benefits associated with being a director of our bank, loss on funds Mr. King invested in our common stock, costs and expenses relating to continuing health care coverage and Mr. King’s job search, punitive damages, pre-judgment interest, and attorneys’ fees. We have retained the law firm of Gignilliat, Savitz & Bettis, L.L.P. of Columbia, South Carolina, to represent us in this matter. We filed an answer and counterclaim to the complaint on June 4, 2007. The case is scheduled for trial at the end of 2007. We intend to vigorously defend this action.

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

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

There was one matter submitted to a vote of security holders during the quarter ended June 30, 2007 at our annual meeting of shareholders held on May 11, 2007. The matter was the election of the board of directors for a one year term. The following describes the matter voted upon at the annual meeting and sets forth the number of votes cast for and those withheld (there were no broker non-votes).

Proposal #1 – Election of the Board of Directors to serve for a one-year term

Our directors are elected for one-year terms at each annual meeting. The current directors are listed below. Each director was nominated for election and stood for election at the annual meeting on May 11, 2007 for a one-year term. Votes for the election of the directors were as follows:

Name	Votes For	Withheld
Gary C. Davis	885,742	41,031
Frederick Anthony Nimmer, III	885,742	41,031
Robyn Josselson Shirley	885,742	41,031
Mark S. Simpson	885,742	41,031
Brian J. Smith	885,742	41,031
Robert P. Trask	885,742	41,031
Allen B. Ward	885,742	41,031
Edgar L. Woods	885,742	41,031

ATLANTIC BANCSHARES, INC.

Item 5.   Other Information

Not applicable

Item 6.   Exhibits

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.

ATLANTIC BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2007	By: /s/ Robert P. Trask
Robert P. Trask
President and Chief Executive Officer

Date: August 13, 2007	By: /s/ Michelle Monts
Michelle Monts
Principal Financial Officer

ATLANTIC BANCSHARES, INC.

EXHIBIT INDEX

Exhibit
Number                   Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.