Form 10QSB
period 2007-09-30
Atlantic Bancshares, Inc.
filed 2007-11-14
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

1,251,577 shares of common stock, no par value, outstanding as of November 9, 2007.

Transitional Small Business Disclosure Format (check one):       Yes        No

ATLANTIC BANCSHARES, INC.

ATLANTIC BANCSHARES, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,029,843	$1,621,399
Federal funds sold	0	6,611,000

Total cash and cash equivalents	1,029,843	8,232,399

Securities available for sale	8,786,012	3,560,807
Nonmarketable equity securities	93,400	93,200

Loans receivable	59,533,134	38,819,635
Less allowance for loan losses	(596,500)	(389,340)

Loans, net	58,936,634	38,430,295

Accrued interest receivable	300,965	231,559
Premises, furniture and equipment, net	360,379	445,877
Deferred tax asset	1,023,829	817,814
Other assets	166,189	110,094

Total assets	$70,697,251	$51,922,045

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$4,787,100	$4,974,343
Interest-bearing transaction accounts	1,933,676	4,379,043
Savings and money market	19,312,105	14,735,478
Time deposits $100,000 and over	8,305,009	9,727,445
Other time deposits	23,744,748	7,394,835

Total deposits	58,082,638	41,211,144

Federal funds purchased	2,168,500	-
Accrued interest payable	205,990	145,657
Other liabilities	187,290	122,272

Total liabilities	60,644,418	41,479,073

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
1,251,577 shares issued and outstanding	11,982,122	11,982,122
Capital surplus	134,323	62,373
Accumulated other comprehensive income (loss)	(3,138)	9,794
Retained deficit	(2,060,474)	(1,611,317)

Total shareholders’ equity	10,052,833	10,442,972

Total liabilities and shareholders equity	$70,697,251	$51,922,045

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.
Condensed Statements of Operations
(Unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$3,015,221	$707,100	$1,121,225	$469,238
Securities, available for sale, taxable	241,073	25,426	104,848	17,456
Nonmarketable equity securities	4,247	-	1,397	-
Federal funds sold	45,540	612,022	13,973	208,408
Interest bearing deposits with other banks	45	17,492	31	-

Total	3,306,126	1,362,040	1,241,474	695,102

Interest expense:
Time deposits $100,000 and over	366,573	111,234	118,548	81,889
Other deposits	1,211,474	519,134	505,569	242,115
Other interest expense	21,644	779	4,723	-

Total	1,599,691	631,147	628,840	324,004

Net interest income	1,706,435	730,893	612,634	371,098
Provision for loan losses	212,001	300,136	56,472	132,161

Net interest income after provision for loan losses	1,494,434	430,757	556,162	238,937

Noninterest income:
Service charges on deposit accounts	50,187	12,624	22,618	9,033
Mortgage origination fees	151,081	90,463	29,898	39,437
Other service charges, commissions and fees	52,836	20,725	18,017	11,626

Total	254,104	123,812	70,533	60,096

Noninterest expense:
Salaries and employee benefits	1,278,209	1,335,563	465,750	401,293
Net occupancy	138,838	214,016	46,775	47,633
Professional fees	153,814	240,428	48,839	48,763
Marketing	214,253	313,412	72,665	62,667
Furniture and equipment	140,641	99,943	53,449	39,758
Data processing and related costs	187,720	178,522	63,521	66,151
Other operating costs	283,572	307,088	90,311	71,679

Total	2,397,047	2,688,972	841,310	737,944

Loss before income tax benefit	(648,509)	(2,134,403)	(214,615)	(438,911)
Income tax benefit	199,352	726,483	73,040	150,016

Net loss	$(449,157)	$(1,407,920)	$(141,575)	$(288,895)

Losses per share
Basic loss per share	$(.36)	$(1.23)	$(.11)	$(.23)

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Shareholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2007 and 2006
(Unaudited)

	Common Stock			Accumulated
			Additional	Other		Total
			Paid-in	comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Gain (loss)	Deficit	Equity
Balance,
December 31, 2005	10	$100	$-	$-	$(13,204)	$(13,104)

Proceeds from issuance of
common stock, net
of offering costs of
$533,648	1,251,567	11,982,022	-	-	-	11,982,022

Net loss	-	-	-	-	(1,407,920)	(1,407,920)

Other comprehensive
Loss, net of tax	-	-	-	9,690	-	9,690

Total comprehensive loss						(1,398,230)
Stock based compensation	-	-	39,511	-	-	39,511

September 30, 2006	1,251,577	$11,982,122	$39,511	$9,690	$(1,421,124)	$10,610,199

December 31, 2006	1,251,577	$11,982,122	$62,373	$9,794	$(1,611,317)	$10,442,972

Net loss	-	-	-	-	(449,157)	(449,157)

Other comprehensive
loss, net of tax	-	-	-	(12,932)	-	(12,932)

Total comprehensive loss	-	-	-	-	-	(462,089)

Stock based compensation	-	-	71,950	-	-	71,950

September 30, 2007	1,251,577	$11,982,122	$134,323	$(3,138)	$(2,060,474)	$10,052,833

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(449,157)	$(1,407,920)
Adjustments to reconcile net loss to net cash
used by operating activities:
Provision for loan losses	212,001	300,136
Depreciation and amortization expense	127,327	82,829
Discount accretion	(24,055)	-
Stock-based compensation expense	71,950	39,511
Deferred income tax benefit	(199,353)	(726,483)
Increase in interest receivable	(69,406)	(155,907)
Increase in interest payable	60,333	79,710
Increase (decrease) in other assets	(56,095)	752,305
Increase in other liabilities	65,020	69,691

Net cash used by operating activities	(261,435)	(966,128)

Cash flows from investing activities:
Net increase in loans receivable	(20,718,341)	(29,911,572)
Net increase in loans held for sale	-	(1,756,000)
Purchase of securities available for sale	(5,571,739)	(3,114,163)
Repayments of securities available for sale	350,994	-
Payments for leasehold improvements	(9,453)	-
Purchase of nonmarketable equity securities	(200)	-
Purchase of premises, furniture and equipment	(32,376)	(245,146)

Net cash used by investing activities	(25,981,115)	(35,026,881)

Cash flows from financing activities:
Investing activities Financing activities
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	1,944,017	24,965,867
Net increase in certificates of deposit and other time deposits	14,927,477	10,694,988
Net decrease in stock subscription deposits	-	(7,162,150)
Net increase (decrease) in borrowed funds	2,168,500	(1,046,988)
Proceeds from issuance of common stock,
net of stock issuance costs	-	11,982,022

Net cash provided by financing activities	19,039,994	39,433,739

Net (decrease) increase in cash and cash equivalents	(7,202,556)	3,440,730

Cash and cash equivalents, beginning of the period	8,232,399	7,202,577

Cash and cash equivalents, end of the period	$1,029,843	$10,643,307

Cash paid for:
Interest	$1,951,338	$551,437

Income taxes	$-	$-

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. It should also be understood that the Bank opened for business on January 26, 2006. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006.

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

Note 3 – Stock Compensation Plan

The Company established a Stock Incentive Plan in 2006 which provides for the granting of options to employees. The Company granted a total of 7,750 stock options under this Plan to various employees and 7,500 stock options granted were forfeited during the three months and the nine months ended September 30, 2007. These options vest over a five year period. The options terminate ten years after the date of grant.

Fair values were estimated using the Black-Scholes option-pricing model with the following assumptions used for the 4,000 stock options granted on July 2, 2007: dividend yield of 0.00%; estimated volatility of 15%; risk-free interest rate of 4.94%; expected lives of options of 7.50 years. The assumptions used for the 3,750 stock options granted on August 23, 2007 were: dividend yield of 0.00%; estimated volatility of 15%; risk-free interest rate of 4.66%; expected lives of options of 7.50 years.

ATLANTIC BANCSHARES, INC.

Note 4 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during the first nine months of 2007 and 2006 due to the net loss. As a result, basic and dilutive loss per share and diluted earnings per share were the same.

Net loss per share-basic computation:

	Nine months ended
	September 30, 2007	September 30, 2006
Net loss per share-basic computation:

Net loss to common shareholders	$(449,157)	$(1,407,920)

Average common shares outstanding - basic	1,251,577	1,148,838

Basic loss per share	$(.36)	$(1.23)

Net loss per share-basic computation:

	Three months ended
	September 30, 2007	September 30, 2006
Net loss per share-basic computation:

Net loss to common shareholders	$(141,575)	$(288,895)

Average common shares outstanding - basic	1,251,577	1,251,577

Basic loss per share	$(.11)	$(.23)

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

Overview

The following discussion describes our results of operations for the nine months and three months ended September 30, 2007 and also analyzes our financial condition as of September 30, 2007 as compared to December 31, 2006. This discussion should be read in light of our short operating history, as our bank only opened for business on January 26, 2006. Until January 26, 2006, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals.

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2007, net interest income, the major component of our net 8income, was $1,706,435 as compared to $730,893 for the same period in 2006. This increase in net interest income was due primarily to the growth of our loan portfolio, which typically provides higher interest yields than other types of interest earning assets, and increases our net interest spread. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2007 and 2006 was 4.89% and 4.69%, respectively, while the average rate realized on interest-earning assets was 7.72% and 6.14% for the same periods. The net interest spread was 2.83% and 1.45% for the nine month period ended September 30, 2007 and 2006, respectively.

For the three months ended September 30, 2007, net interest income was $612,634 as compared to $371,098 for the same period in 2006. The average rate paid on interest-bearing liabilities for the three months ended September 30, 2007 and 2006 was 4.89% and 4.70%, respectively, while the average rate realized on interest-earning assets was 7.60% and 6.89% for the same periods. The net interest spread was 2.71% and 2.19% for the three month period ended September 30, 2007 and 2006, respectively.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $596,500 and $300,000, or 1% and 1% of total loans, as of September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the provision was $212,001 and $300,136, respectively. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Noninterest Income

Total noninterest income for the nine months ended September 30, 2007 and 2006 was $254,104 and $123,812, respectively. The largest component of noninterest income was mortgage origination fees, which totaled $151,081 and $90,463 for the nine months ended September 30, 2007 and 2006, respectively. The increased mortgage origination fees are mainly attributable to increased loan sale volume. If interest rates rise, we would not anticipate this type of continued growth. Further, changes in state and federal laws regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future. Service charges on deposit accounts totaled $50,187 for the nine months ended September 30, 2007 as compared to $12,624 for the nine month period ended September 30, 2006.

Total noninterest income for the three months ended September 30, 2007 and 2006 was $70,533 and $60,096, respectively. The largest component of noninterest income was mortgage origination fees, which totaled $29,898 and $39,437 for the three months ended September 30, 2007 and 2006, respectively. Service charges on deposit accounts totaled $22,618 for the quarter ended September 30, 2007 as compared to $9,033 for the three month period ended September 30, 2006. This increase was due primarily to growth in the number of deposit accounts.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2007 and 2006 was $2,397,047 and $2,688,972, respectively. The primary component of noninterest expense was salaries and benefits, which were $1,278,209 and $1,335,563 for the nine months ended September 30, 2007 and 2006, respectively. The nine months ended September 30, 2006 contained $389,374 of salaries and benefit expense related to the organizational period. Total pre-opening expenses in the amount of $740,680 were transferred to the bank during the first quarter of 2006.

Total noninterest expense for the three months ended September 30, 2007 and 2006 was $841,310 and $737,944, respectively. The primary component of noninterest expense was salaries and benefits, which were $465,750 and $401,293 for the three months ended September 30, 2007 and 2006, respectively. Marketing expenses were $72,665 and $62,667 for the three months ended September 30, 2007 and 2006, respectively. Management continued to commit resources towards a strong advertising and branding campaign in a successful on-going effort to establish our presence in our market which has resulted in significant deposit and loan growth. Professional fees were $48,839 and $48,763 for the three months ended September 30, 2007 and 2006, respectively. Management continued to accrue estimates of anticipated audit expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulation during the quarter ended September 30, 2007.

Net Loss

The combination of the above factors resulted in a net loss for the nine months ended September 30, 2007 of $449,157, or $.36 per share, after the recognition of an income tax benefit of $199,352 for the period. As discussed above, the net loss of $1,407,920 for the nine months ended September 30, 2006 includes pre-opening expenses of $740,680 from prior periods transferred to the Bank. The net loss was after the recognition of an income tax benefit of $726,483. The income tax benefit is based on the cumulative net loss.

Net loss for the three months ended September 30, 2007 was $141,575, or $.11 per share, after recognition of an income tax benefit of $73,040 for the quarter. The net loss for the three months ended September 30, 2007 was $288,895, or $.23 per share, after recognition of an income tax benefit of $150,016 for the quarter.

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Assets and Liabilities

During the first nine months of 2007, total assets increased $18,775,206, or 36.2%, to $70,697,251 when compared to December 31, 2006. The primary growth in assets was an increase in loans receivable of $20,713,499. Loans receivable were $59,533,134 as of September 30, 2007. Investment in overnight federal funds decreased $6,611,000 to a zero balance as of September 30, 2007. During 2007, we have moved these funds into higher yielding securities available-for-sale and loans receivable. Funding for the loan growth also came from deposit growth of $16,871,494 during the first nine months of 2007. Additional funding totaling $2,168,500 was obtained on an overnight federal fund line of credit as of September 30, 2007.

Loans

We experienced significant loan growth during the first nine months of 2007. Loans increased to $59,533,134 during the period. As shown below, the largest category of loans was real estate mortgage loans, which increased $13,136,293 to $35,469,783 at September 30, 2007. We recognize and continually monitor the economic issues associated with the residential and commercial real estate markets, both local and national. To date, we have not experienced any identifiable weakness in the loan portfolio and do not engage in subprime lending. Balances within the major loans receivable categories as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Real estate:
Mortgage	$35,469,783	$22,333,490
Construction, land and land development	19,315,031	12,739,992

Total real estate loans	54,784,814	35,073,482

Commercial and industrial	4,321,120	3,576,762
Consumer and other	538,729	288,391
Deferred origination fees, net	(111,529)	(119,000)

Gross loans	59,533,134	38,819,635
Less allowance for loan losses	(596,500)	(389,340)

Loans, net	$58,936,634	$38,430,295

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2007, there was one classified loan totaling $185,644 and there were criticized loans totaling $1,922,426. Additionally, we had two loans in nonaccrual status or loans past due for more than 90 days totaling $382,857.

The following table depicts the activity in the allowance for loan losses for the period ended September 30, 2007 and 2006:

	September 30,
	2007	2006
Balance, January 1	$389,340	$-
Provision for loan losses for the period	212,001	300,136
Net loans (charged-off) recovered during
the period	(4,841)	(136)

Balance, end of period	$596,500	$300,000

Gross loans outstanding, end of period	$59,533,134	$29,911,436

Allowance for loan losses to loans outstanding	1.00%	1.00%

ATLANTIC BANCSHARES, INC.

Item 2 – Management's Discussion And Analysis or Plan of Operation – continued

Deposits
Our primary source of funds for loans and investments is our deposits. Total deposits were $58,082,638 at September 30, 2007 as compared to $41,211,144 at December 31, 2006. The largest category of deposits was other time deposits, which totaled $23,744,748 at September 30, 2007. This category of deposits has increased $16,349,913 from $7,394,835 at December 31, 2006, mainly attributable to $15,072,000 in brokered certificates of deposit acquired during the nine-month period ended September 30, 2007. Savings and money market accounts increased $4,576,627 in the first nine months of 2007 to $19,312,105 as of September 30, 2007. Interest-bearing transaction accounts decreased $2,445,367 in the first nine months to $1,933,676 as of September 30, 2007 primarily caused by balance fluctuations in the Interest on Lawyer Trust Accounts ("IOLTA") deposit category.

Balances within the major deposit categories as of September 30, 2007 and December 31, 2006 and are as follows:

	September 30, 2007	December 31, 2006
Non-interest bearing transaction accounts	$4,787,100	$4,974,343
Interest-bearing transaction accounts	1,933,676	4,379,043
Savings and money market	19,312,105	14,735,478
Time deposit $100,000 and over	8,305,009	9,727,445
Other time deposits	23,744,748	7,394,835

Total deposits	$58,082,638	$41,211,144

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. We have lines of credit available with correspondent banks to purchase federal funds totaling $7,400,000 at September 30, 2007, of which, $2,954,091 is secured by investment securities. As of September 30, 2007, $2,168,500 was outstanding on a secured federal funds variable rate line of credit.

Capital Resources

Total shareholders’ equity decreased $390,139 during the first nine months of 2007 to $10,052,833. The decrease is primarily attributable to the net loss for the period of $449,157, partially offset by increases to equity of $71,950 for stock based compensation expense. Equity was also negatively affected by a $12,932 decrease during the first nine months of 2007 relating to the change in fair market value on securities available for sale.

The bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve also imposes regulatory capital requirements on bank holding companies. However, the Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although our class of common stock is registered

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Capital Resources – continued

under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company. Nevertheless, our bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of September 30, 2007, as well as the ratios to be considered “well capitalized.”

The following table summarizes the bank’s risk-based capital at September 30, 2007:

Shareholders' equity	$9,610,001
Add-unrealized net loss on available-for-sale securities	3,138
Less-disallowed deferred tax assets	$(978,715)

Tier 1 capital	$8,634,424

Plus - allowance for loan losses(1)	596,500

Total capital	$9,230,924

Risk-weighted assets	55,777,000

Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	13.13%
Total capital (to risk-weighted assets)	15.48%
Tier 1 capital (to total average assets)	16.55%

________________________________
         (1)     Limited to 1.25% of risk-weighted assets

Item 2 – Management’s Discussion And Analysis or Plan of Operation – continued

Off-Balance Sheet Risk

Through the operations of our bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2007, we had issued commitments to extend credit of $11,649,716 through various types of lending arrangements. We also had $244,340 of unused credit under pre-arranged overdraft plans and overdraft protection plans offered on deposit accounts. There were also $214,073 outstanding commercial letters of credit at September 30, 2007.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2007:

	Within	After Three	One	Greater
	Three	Through	Through	Than
	Months	Twelve Months	Five Years	Five Years	Total
Unused commitments to extend credit	$907,185	$5,559,699	$648,050	$4,779,122	$11,894,056
Standby commercial letters of credit	25,000	180,073	9,000	-	214,073

Totals	$932,185	$5,739,772	$657,050	$4,779,122	$12,108,129

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

ATLANTIC BANCSHARES, INC.

Item 3 – Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ATLANTIC BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

As previously disclosed in our SEC filings, on or about July 05, 2006, we were served with a complaint filed by our former chief financial officer, Timothy C. King, against our company and our bank in the Court of Common Pleas for Beaufort County, South Carolina. The complaint was voluntarily dismissed with prejudice on August 21, 2007, with each party bearing its own costs and fees.

We are currently not a party to, nor are any of our properties subject to, any legal proceedings.

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

Date: November 13, 2007	By: /s/ Robert P. Trask
Robert P. Trask
President, Chief Executive Officer

Date: November 13, 2007	By: /s/ Michelle Monts
Michelle Monts
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number                   Description

31.1         Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2         Rule 15d-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.