Form 10KSB
period 2007-12-31
Atlantic Bancshares, Inc.
filed 2008-03-28
CIK 1334504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT O F 1934.

For The Fiscal Year Ended: December 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT O F 1934.

For the Transition Period from to

Commission file number 333-127242

Atlantic Bancshares, Inc.
(Name of small business issuer in its charter)

South Carolina	20-3047433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Sherington Drive, Suite J
Bluffton, South Carolina	29910
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (843) 815-7111

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $ 4,691,499

The estimated aggregate market value of the common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the company on March 1, 2008 was $8,680,064.  There is not an active trading market for the common stock.  We have used the last trade for the year ended December 31, 2007 of $9.70 as an estimate of the market value of a share of our common stock for purposes of calculating our public float.

As of March 20, 2008, the company had 1,251,577 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Part I

Item 1.  Description of Business

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to, those described below under “Risk Factors” and the following:

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

•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2007, approximately $12.8 million of our loans, or 128% of our company’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which nine loans totaling approximately $1.9 million had loan-to-value ratios of 100% or more.  At December 31, 2007, approximately $10 million of our commercial loans, or 99.7% of our company’s capital, exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our loan losses could exceed our allowance for loan losses.  Reliance on our historic allowance for loan losses may not be adequate.  Approximately 51% of our loan portfolio is composed of construction, commercial mortgage and commercial loans.  Repayment of such loans is generally considered more subject to market risk than residential mortgage loans.  Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

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

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2007, approximately 92% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We have a high concentration of construction and development loans in our loan portfolio which carry a higher degree of risk than long-term financing of existing properties.

As of December 31, 2007, total construction and development loans amounted to approximately $5.9 million, or 9%, of our total loan portfolio.  Included in the $5.9 million was approximately $2 million outstanding under construction loan facilities, or 33.6% of our construction and development loan portfolio, that were made to commercial construction developers.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  Specific risks include:

•                  cost overruns;

•                  mismanaged construction;

•                  inferior or improper construction techniques;

•                  economic changes or downturns during construction;

•                  rising interest rates that may prevent sale of the property; and

•                  failure to sell completed projects or units in a timely manner.

The occurrence of any of the preceding risks could result in the deterioration of one or more of these loans which could significantly increase our percentage of non-performing assets.  An increase in non-performing loans may result in a loss of earnings from these loans, an increase in the related provision for loan losses, and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

An economic downturn, especially one affecting Beaufort and Jasper Counties and the surrounding communities, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success will significantly depend upon the growth in population, income levels, deposits, and housing starts in our primary service area.  If the primary service area in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  If an economic downturn occurs in the economy as a whole, or in our primary market, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn, including a decline in the local real estate market, could, therefore, result in losses that materially and adversely affect our business.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

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

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our client base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions.  These institutions offer some services, such as extensive and established branch networks, that we do not currently provide.  Also, a number of community banks are entering our primary service area.  They include de novo banks and branches of established banking operations, both headquartered in-market as well as out-of-market.  As is the case with other financial service providers, they are attracted to our primary service area’s demographic trends and growing deposit base.  There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  These regulations are applicable to our company.  We have experienced, and expect to continue to experience, increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

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

Our pace of growth may require us to raise additional capital in the future, and that capital may not be available when it is needed.

We are required by our regulators to maintain adequate levels of capital to support our operations.  To support continued growth, we may need to raise additional capital in the future.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are beyond our control.  We cannot make assurances as to our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially affected.  In addition, if we decide to raise additional capital, your interest could be diluted.

We do not expect a liquid market for our common stock to develop for several years, if at all.

Although our common stock is quoted on the OTC Bulletin Board under the symbol “ATBA”, there is currently no established market for our common stock, and trading and quotations of our common stock have been limited and sporadic.  We do not expect a liquid market for our common stock to develop for several years, if at all.

Marketing Focus

Historically, the banks in Beaufort County were local branches of large regional banks.  Recently there has been, and there may continue to be, an influx of community banks within our primary service area.  The mix of incoming banks includes de novo banks and established operations, both headquartered in-market as well as out-of-market.  Size continues to provide the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and in Beaufort County.

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

Location and Service Area

Our main office is currently located at 1 Sherington Drive, Suite J (Sheridan Park), Bluffton, South Carolina 29910.  The location was formerly subleased through Regional Bankshares, Inc. until January 24, 2006 when we entered into a new lease with Carolina Partners, LLC. The facility is 2,190 square feet and is leased until 2010 with a three-year option to renew.  We also lease a facility for our operations department at 70 Pennington Drive, Suite 21 (Sheridan Park), Bluffton, South Carolina 29910.  This facility is approximately ¼ mile south of the Sheridan Park branch location and is in the same commercial subdivision.  This operations department facility has approximately 2,000 square feet of office space and houses between seven and 10 employees.  We anticipate leasing the location housing our operations department through June 2008.

We have entered into a lease agreement for a facility that will consolidate and house our main office and our operations department.  The facility is located in the same Sheridan Park commercial subdivision as the main office and operations department are currently located.  The new location is leased until December 2023 and provides two five-year renewal terms.  Planned renovations to the new space and the move to consolidate the main branch and the operations department are planned to be completed during the second quarter 2008.  We plan to sublease the existing main office for the remainder of the current lease during 2009.

Our loan production office located at 1 Corpus Christi Place, Suite 108, Hilton Head Island, South Carolina 29928 was converted into a full service branch in October 2007.  The 1,837 square feet facility housing this branch is leased from MB Partners, LLC, a separate company whose ownership, in part, includes the eight directors of Atlantic Bancshares, Inc.

Current plans project opening an additional branch office within five years.  As is the case with any and all branching efforts, we would need to receive approval from appropriate regulatory bodies.     In 2006, MB Partners, LLC purchased an approximately one and a half acre commercial parcel in Jasper County.  This commercial parcel is located at the corner of Meade Road and Argent Boulevard.  We may enter into a purchase, lease and/or build-to-suit agreement relating to this parcel and the development of a branch facility on this parcel.  In the event that we determine to move forward with a branch on this parcel, we would, again, need to receive, prior to consummation, approval from appropriate regulatory bodies.

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

Our primary service area’s economic strength comes from the industries of tourism, real estate development, education, government and services.  The commercial sector of the economy is oriented towards real estate development.  According to Claritas, Inc., a marketing research firm, 2006’s average household income in our primary service area was $89,196 compared to $65,849 for the United States as a whole.  Within the primary service area, the average household income is projected to increase by 10.3% between 2006 and 2011.  We believe that the community will continue to experience rapid growth in the commercial sectors offering services to residents and visitors.  We anticipate that growth in residential and commercial activity in the primary service area and surrounding areas will increase the demand for depository and lending services within our market and believe that the conditions are favorable for the growth of our company.

We believe our primary service area will sustain continued growth.  According to Claritas, Inc., the population growth for our primary service area from 2000 to 2006 was approximately 18.6%.  They are projecting a growth of 12.7% between 2006 and 2011 compared to the projected national average of 4.8%.  The number of households in our primary service area is projected to increase by 13.5% between 2006 and 2011 compared to the projected national average of 5%.  As a result, we anticipate the area’s expanding population and expected growth in total households will enlarge the bank’s potential customer base.

Lending Activities

General.  We offer a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in the bank’s market area.  We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits and also de novo banking organizations new to our market.  As a result, we have charged, from time to time, lower interest rates to attract borrowers and may continue to do so.

The well established banks in our service area will make proportionately more loans to medium-to-large-sized businesses than we do.  Many of the bank’s commercial loans are made to small-to-medium-sized businesses which are less able to withstand competitive, economic, and financial conditions than larger borrowers.

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

Loan Distribution.  The distribution of our loans as of December 31, 2007 is as follows:

Real Estate-Mortgage	65%
Real Estate-Construction, land development and other land loans	27%
Commercial and industrial	7%
Consumer loans	1%

Total	100%

Our deposit and loan distribution going forward depend on our customers’ requirements and other factors and will likely vary over time.  Please see our “Management’s Discussion and Analysis – Earning Assets” for further information on our loan portfolio.

Allowance for Loan Losses.  We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income.  We charge loans against this allowance when we believe that the collectability of the principal is unlikely.  The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectability.  At December 31, 2007, our allowance for loan losses equals approximately 1.03% of the average outstanding balance of our loans.  Over time, we periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Real Estate Loans.  Loans secured by first or second mortgages on real estate make up the most significant portion of the bank’s loan portfolio — approximately 92% as of December 31, 2007.  These loans generally fall into one of two categories: commercial real estate loans or construction and development loans.  We also make residential real estate loans secured by first or second mortgages on real estate.  Each of these categories is discussed in more detail below, including their specific risks.  Interest rates for all categories may be fixed or adjustable, typically fixed for shorter-term loans.  The bank generally charges an origination fee for each loan.

Real estate loans are subject to the same general risks as other loans.  Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan.  On first and second mortgage loans we typically do not advance more than regulatory limits.  We require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien.  We also require borrowers to obtain hazard insurance policies and flood insurance, if applicable.  Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

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

•                  Residential Real Estate Loans.  These loans generally have longer terms, up to 30 years.  We offer fixed and adjustable rate mortgages, and we sell most or all of the residential real estate loans that we generate in the secondary market soon after we originate them.  At this time, we do not intend to retain servicing rights for these loans.  Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt.  If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its credit profile.  By selling these loans in the secondary market, we believe we significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the bank.

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

Competition

The banking business is highly competitive.  We compete as a financial intermediary with other commercial banks, community banks, savings banks, credit unions, finance companies, and money market mutual funds operating in the Bluffton area and surrounding communities.  Some of these competitors have been in business for a long time and have already established their customer base and name recognition.  Many are larger than we are and have greater financial and personnel resources than we currently have.  Some are large super-regional and regional banks, like Wachovia Bank, Bank of America, and SunTrust Bank, and others are more established community banks, like CoastalStates Bank, Liberty Savings Bank FSB, First Federal S&L of Charleston, Beach First National Bank, Tidelands Bank, Bank Meridian, Ameris Bank, Woodlands Bank, First South Bank, and Lowcountry National Bank.  Many of these institutions offer services, including extensive and established branch networks and trust services that we either do not expect to provide or will not provide for some time.  Due to this competition, we may pay higher rates of interest to attract deposits from time to time.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank.  Most of these institutions have substantially greater resources and lending limits than we have.  Nevertheless, we believe that our management team, our focus on relationship banking, our successful branding advertising campaign, and the economic and demographic dynamics of our service area have allowed us to gain a meaningful share of the area’s deposits in a relatively short period of time.

Employees

As of March 20, 2008, we had 22 full-time employees and one part-time employee.

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

Our common stock is not registered under Section 12 of the Securities Exchange Act of 1934.  If we have more than 500 shareholders of record on December 31 of any year, we will be required to register our common stock under Section 12 of the Securities Exchange Act during the first 120 days of the following year.  Any shareholder of 10% or more, but less than 25% of any class of our voting securities would be required to either file as a controlling shareholder of the company or rebut the presumption of control in accordance with Federal Reserve regulations.  The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  If the bank were to become “undercapitalized” (see below “Atlantic Community Bank – Prompt Corrective Action”), we would be required to provide a guarantee of the bank’s plan to return to capital adequacy.  Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the bank and are described below under “Atlantic Community Bank - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends depends on the bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Atlantic Community Bank– Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions.  We are not required to obtain the approval of the South Carolina Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

Prompt Corrective Action.  As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

•                                          Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure.  A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•                                          Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure.  No capital distribution may be made that would result in the institution becoming undercapitalized.  An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•                                          Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•                                          Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•                                          Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

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

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized.  In addition, an institution cannot make a capital distribution, such as a dividend or other distribution, that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized.  Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

As of December 31, 2007, the bank was deemed to be “well capitalized.”

Standards for Safety and Soundness.  The Federal Deposit Insurance Act (“FDIA”) also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees, and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards.  These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that the bank fails to meet any standards prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Deposit Insurance and Assessments.  Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law – generally $100,000 per accountholder and $250,000 for certain retirement accountholders.  In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007.  The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, including the company, and long-term debt issuer ratings for large institutions that have such ratings.  The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits in institutions that are assigned to the lowest risk category.  This category is expected to encompass substantially all insured institutions, including the bank.  A one time assessment credit is available to offset up to 100% of the 2007 assessment.  Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010.  For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from 10 cents to 43 cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings and Loan Insurance Corporation.  The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits.  For the first quarter of 2007, the FICO assessment rate was 1.22 cents per $100 of assessable deposits.

Transactions with Affiliates and Insiders.  The company is a legal entity separate and distinct from the bank and its other subsidiaries.  Various legal limitations restrict the bank from lending or otherwise supplying funds to the company or its non-bank subsidiaries.  The company and the bank are subject to Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.  Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  The bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.  The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Branching.  Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions.  In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.  However, South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Anti-Tying Restrictions.  Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act.  The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.  Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.  The FDIC conducted our first CRA examination in January 2008.

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

Consumer Protection Regulations.  Activities of the bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.  The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act.  The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  The bank can be requested to search its records for any relationships or transactions with persons on those lists.  If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

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

Payment of Dividends. A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination.  The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends.  In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

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

We also lease a facility for our operations department at 70 Pennington Drive, Suite 21 (Sheridan Park), Bluffton, South Carolina  29910.  This facility is approximately ¼ mile south of the Sheridan Park branch location and is in the same commercial subdivision.  This operations department facility has approximately 2,000 square feet of office space and houses between seven and 10 employees.  We anticipate leasing this temporary location through June 2008.

We have entered into a lease agreement for a facility that will consolidate and house our main office and our operations department.  The facility is located in the same Sheridan Park commercial subdivision as the main office and operations department are currently located.  The new location is leased until December 2023 and provides two five-year renewal terms.  Planned renovations to the new space and the move to consolidate the main branch and the operations department are planned to be completed during the second quarter 2008.  We may sublease the existing main office for the remainder of the current lease during 2009.

On January 1, 2006 we opened a loan production office on the south end of Hilton Head Island.  This location was converted into a full service branch in October 2007.  We leased a facility at 1 Corpus Christi Place, Suite 108, Hilton Head Island, South Carolina 29928 that has a total of 1,837 square feet for a period of one year with a one-year option to renew.  The organizers of the company, along with other non-organizers, have formed a separate company, MB Partners, LLC, which purchased this location that we lease.  We entered into a new lease agreement beginning August 1, 2006 for a minimum of ten years.  The lease provides for two ten-year renewal options.

See the discussion under “Location and Service Area” in Item 1 above for additional information regarding our properties and certain potential future properties.

Item 3.  Legal Proceedings.

We are not a party to, nor are any of our properties subject to, any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

Although our common stock is quoted on the OTC Bulletin Board under the symbol “ATBA,” there is currently no established public trading market in our common stock, and trading and quotations of our common stock have been limited and sporadic.  Based on the limited trading of our stock on the OTC Bulletin Board and information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, we believe there were several stock trades in 2007 with prices per share ranging from $8.00 to $11.50.  Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded.  We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties.

As of March 20, 2008, there were 1,251,577 shares of common stock outstanding held by approximately 387 shareholders of record.  All of our currently issued and outstanding common stock was issued in our initial public offering which was completed on March 1, 2006.  The price per share in our initial public offering was $10.00.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future, we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, Atlantic Community Bank, to pay dividends to us.  As a South Carolina state bank, our bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, our bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital.

Additional information regarding our equity compensation plans is set forth in Item 11 below.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Selected Financial Data

The following selected financial data for the period ended December 31, 2007 and 2006 is derived from the financial statements and other data of Atlantic Bancshares, Inc. (the Company).  The selected financial data should be read in conjunction with the financial statements of the Company, including the accompanying notes, included elsewhere herein.

(Dollars in thousands)	2007	2006

Income Statement Data:
Interest income	$4,691	$2,178
Interest expense	2,335	981

Net interest income	2,356	1,197
Provision for loan losses	291	390

Net interest income after provision for loan loss	2,065	807

Noninterest income	306	198
Noninterest expense	3,201	3,426

Loss before income taxes	(830)	(2,421)

Income taxes	(261)	(823)

Net loss	$(569)	$(1,598)

Balance Sheet Data:
Assets	$82,633	$51,922
Earning assets	79,763	49,084
Securities (1)	13,917	3,654
Loans, net (2)	65,764	38,819
Allowance for loan losses	677	389
Deposits	63,469	41,211
Advances from Federal Home Loan Bank	5,000	—
Shareholders’ equity	9,982	10,443

Per share data:
Earnings (losses) per share	$(.45)	$(1.36)
Book value (period end)	7.98	8.34

(1)

All securities are available for sale and are stated at fair value. Nonmarketable securities totaling $318,400 and $93,200 are included for 2007 and 2006, respectively. These securities are recorded at cost.

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

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities; and

•                  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, those described under the caption “Risk Factors” in Item 1 of our Form 10-KSB filed for the year ended December 31, 2007.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Introduction

The following discussion describes our results of operations for 2007 compared to 2006 and also analyzes our financial condition as of December 31, 2007 and 2006.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance in 2007 and 2006 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

General

Atlantic Bancshares, Inc. is a bank holding company headquartered in Bluffton, South Carolina.  Our subsidiary, Atlantic Community Bank, opened for business on January 26, 2006.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in the Beaufort county region of South Carolina.  Our deposits are insured by the Federal Deposit Insurance Corporation.

We completed an initial public offering of our common stock on March 1, 2006 in which we sold a total of 1,251,577 shares of common stock at $10 per share.  Proceeds of the stock issuance, net of offering costs totaling $533,648, were used to pay organizational costs and provide the initial capital for the bank.

Results of Operations

Year ended December 31, 2007, compared with year ended December 31, 2006

Net interest income increased $1,158,869, or 96.78%, to $2,356,320, in 2007 from $1,197,451 in 2006.  The increase in net interest income was due primarily to an increase in average earning assets, which increased $28,598,505, or 86.87%, mainly due to continued growth in the loan portfolio during our second year of operations.   The primary component of interest income was interest on loans, including fees, of $4,247,639 for the year ended December 31, 2007.

Our net interest spread and net interest margin were 2.77% and 3.83%, respectively, in 2007 compared to 1.92% and 3.64%, respectively, in 2006.  The increase in net interest spread was primarily the result of loan growth and transfer of interest-earning assets into loans from federal funds sold in 2006.  The average balance of federal funds sold decreased $12,649,365, or 92.94%, from $13,610,436 in 2006.  In December 2006, the significant balance in federal funds sold was mainly attributable to excess funds from the initial stock offering.  The average balance in the loan portfolio increased $35,790,235, or 203.26%, to $53,397,968 in 2007, from $17,607,733 in 2006.  Yields on average earning assets increased from 6.62% in 2006 to 7.63% in 2007.  Yields on average interest-bearing liabilities were 4.86% for 2007 and 4.70% in 2006.

The provision for loan losses was $291,584 in 2007 compared to $390,174 in 2006.  We seek to maintain the allowance for loan losses at a level management believes to be sufficient to cover known and inherent losses in the loan portfolio.

Noninterest income increased $109,093 or 55.26%, to $306,513 in 2007 from $197,420 in 2006.  The largest component of noninterest income was residential mortgage origination fees, which increased $23,108, or 16.62%, to $162,165 for the year ended December 31, 2007.   As a result of increased deposit account volume, service charges on deposit accounts increased by $49,340 or 202.69% to $73,683 for the year ended December 31, 2007, when compared to 2006.

Total noninterest expense decreased $224,552, or 6.55%, to $3,201,118 in 2007 from $3,425,670 in 2006.   Noninterest expenses included $740,680 in pre-opening expenses in 2006.  Excluding $740,680 from 2006 noninterest expense, total noninterest expense in 2007 increased $516,128, or 19.22%, over 2006.  Salaries and employee benefits increased $341,430, or 25.43%, to $1,684,220 for the year ended December 31, 2007 from $1,342,790, excluding $389,374 related to pre-opening salaries and employee benefit expenses for the year ended December 31, 2006.   This increase is mainly attributable to the hiring of additional staff to meet needs associated with our growth in our second full year of operations and to normal pay increases.  Our efficiency ratio was 120.2% in 2007 compared to 245.6% in 2006.  The efficiency ratio is defined as noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.

Net loss was $568,846 in 2007 compared to a net loss of $1,598,113 in 2006.  The decline in net loss reflects our continued growth, as average earning assets increased from $32,921,801 for the year ended December 31, 2006 to $61,520,306 for the year ended December 31, 2007.  Return on average assets during 2007 was (.89)% compared to (4.39)% during 2006.  Net loss is after the recognition of an income tax benefit of $261,023 and $822,860 for the years 2007 and 2006, respectively. The income tax benefit was based on an effective tax rate of 34%.

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

	December 31, 2007			December 31, 2006
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets:
Earning assets:
Loans (1)	$53,398	$4,247	7.95%	$17,608	$1,422	8.07%
Securities, taxable	7,031	383	5.46%	1,304	71	5.42%
Nonmarketable equity securities	114	7	5.96%	3	—	—
Federal funds sold	961	53	5.48%	13,610	668	4.91%
Time deposits with otherbanks	16	1	4.61%	397	17	4.41%

Total earning-assets	$61,520	$4,691	7.63%	$32,922	$2,178	6.62%

Cash and due from banks	844			2,670
Premises and equipment	406			345
Other assets	1,330			621
Allowance for loan losses	(526)			(161)

Total Assets	$63,574			$36,397

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$2,037	$23	1.15%	$1,130	$15	1.33%
Savings and money market accounts	17,523	806	4.60%	12,606	593	4.71%
Time deposits	27,382	1,456	5.32%	7,117	372	5.22%
Federal Home Loan Bank advances	452	16	3.48%	—	—	—
Federal funds purchased	665	34	5.15%	20	1	4.01%

Total interest-bearing deposits	$48,059	$2,335	4.86%	$20,873	$981	4.70%

Demand deposits	5,432			3,952
Accrued interest and other liabilities	331			730
Shareholders’ equity	9,752			10,842

Total liabilites and Shareholders’ equity	$63,574			$36,397

Net interest spread			2.77%			1.92%
Net interest income		$2,356			$1,197
Net interest margin (2)			3.83%			3.64%

(1)  There were three loans totaling $528,387 in nonaccrual status as of December 31, 2007.  There were no loans in nonaccrual status as of December 31, 2006.  The effect of fees collected on loans totaling $102,029 increased the annualized yield on loans by .19% from 7.76%.  The effect on the annualized yield on earning assets was an increase of .17% from 7.46%.  The effect on net interest spread and net interest margin was an increase of .17% and .17% from 2.60% and 3.66%, respectively.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

(2)  Net interest income divided by average earning assets.

Analysis of Changes in Net Interest Income.   Net interest income can also be analyzed in terms of the impact of changing rates and changing volume.  The following table reflects the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated.  Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate/volume (change in rate multiplied by the change in volume) is provided as follows:

	2007 compared to 2006
(Dollars in thousands)	Volume(1)	Rate (1)	Volume/Rate (2)	Total

Interest Income:
Loans, incuding fees	$2,890	$(21)	$(43)	$2,826
Securities, available for sale, taxable	310	1	2	313
Nonmarketable equity securities	—	—	7	7
Federal funds sold	(621)	78	(73)	(616)
Interest bearing deposits with other banks	(17)	1	(1)	(17)

Total interest income	2,562	59	(108)	2,513

Transaction accounts	12	(2)	(2)	8
Savings and money market accounts	231	(14)	(5)	212
Time deposits	1,058	7	19	1,084
Federal Home Loan Bank advances	—	—	16	16
Federal funds purchased	26	—	8	34

Total interest expense	1,327	(9)	36	1,354

Net interest income	$1,235	$68	$(144)	$1,159

(1)  Volume-rate changes have been allocated to each category based on a consistent basis between rate and volume.

(2)  Changes to both rate and volume, (in iii above), which cannot be segregated, have been allocated proportionately.

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

The following table sets forth our interest rate sensitivity at December 31, 2007:

Interest Sensitivity Analysis

(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years or Non- sensitive	Total

Assets
Earning Assets:
Loans	$31,243	$16,486	$15,547	$2,488	$65,764
Investment securities	—	—	1001	12,598	13,599
Nonmarketable equity securities	—	—	—	318	318
Interest bearing deposits with other banks	82	—	—	—	82
Total earning assets	31,325	16,486	16,548	15,404	79,763

Liabilities
Interest-bearing liabilities:
Demand deposits	2,536	—	—	—	2,536
Savings and money market deposits	17,713	—	—	—	17,713
Time deposits	11,098	23,490	2,680	—	37,268
Federal funds purchased	3,838	—	—	—	3,838
Federal Home Loan Bank advance	—	—	—	5,000	5,000
Total interest-bearing liabilities	35,185	23,490	2,680	5,000	66,355

Period gap	$(3,860)	$(7,004)	$13,868	$10,404	$13,408
Cumulative gap	$(3,860)	$(10,864)	$3,004	$13,408	$13,408

Ratio of cumulative gap to total earning assets	(4.84)%	(13.62)%	3.77%	16.81%	16.81%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates.  Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments.  Debt securities are reflected at each instrument’s ultimate maturity date.  Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date.  Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point.  Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period.  Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.  The Federal Home Loan Bank advance is reflected at its contractual maturity date.

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.  We are cumulatively liability sensitive through the first twelve months and cumulatively asset sensitive beyond one year.  However, our gap analysis is not a precise indicator of its interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

General.  We have developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits.  On a quarterly basis, our Board of Directors reviews and approves the appropriate level for our allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in our market.  The provision for loan losses reflects the amount deemed appropriate by management to establish an adequate reserve to meet probable loan losses incurred in the loan portfolio.

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

Our allowance for loan losses is based upon judgments and assumptions about risk elements in the portfolio, future economic conditions, and other factors affecting borrowers.  The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators.

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

Based on present information and an ongoing evaluation, we consider the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.  We do not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2007 and 2006.

Allowance for Loan Losses

(Dollars in thousands)	2007	2006

Total loans outstanding at end of period	$65,764	$38,819

Average loans outstanding	$53,398	$17,608

Balance of allowance for loan losses at beginning of period	$389	—

Net loan losses	(3)	(1)
Provision for loan losses	291	390
Balance of allowance for loan losses at end of year	$677	$389

Allowance for loan losses to period end loans	1.03%	1.00%

Nonperforming Assets

Nonperforming Assets. There were three loans totaling $528,387 which were nonperforming assets at December 31, 2007.  There were no nonperforming assets as of December 31, 2006.  There were no loans past due 90 days or more and still accruing interest at December 31, 2007 or 2006.

Our policy with respect to nonperforming assets is as follows.  Accrual of interest will be discontinued on a loan when we believe, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful.  A delinquent loan will generally be placed in nonaccrual status when it becomes 90 days or more past due.  When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid will be reversed and deducted from current earnings as a reduction of reported interest income.  No additional interest will be accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.  When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan which would necessitate additional charges to earnings.

Potential Problem Loans.  At December 31, 2007, loans totaling $2,267,869 as compared to $777,690 for the prior year, were criticized and $528,387 were classified or impaired by our internal review mechanisms.  At December 31, 2006, there were no impaired loans.  The results of this internal review process are considered in determining our assessment of the adequacy of the allowance for loan losses.  Included in the allowance for loan losses at December 31, 2007 was $162,775 related to impaired loans.  There was no specific reserve for impaired loans for the year ended December 31, 2006.

Noninterest Income and Expense

Noninterest Income.  The largest component of noninterest income was residential mortgage origination fees for the year ended December 31, 2007 which totaled $162,165 as compared to $139,057 in 2006.  Service charges on deposit accounts totaled $73,683 for the year ended December 31, 2007 and $24,343 for the year ended December 31, 2006.  The increase in service charges on deposit accounts is due to an increase in the volume of deposits in 2007.

The following table sets forth the principal components of noninterest income for the years ended December 31, 2007 and 2006.

(Dollars in thousands)	2007	2006

Mortgage origination fees	$162	$139
Service charge on deposit accounts	74	25
Other	70	34

Total noninterest income	$306	$198

Noninterest Expense.  Pre-opening expenses associated with our formation of the bank comprised $740,680 of total noninterest expenses for the year ended December 31, 2006.  Salaries and employee benefits comprised the largest component of noninterest expense each year, totaling $1,684,220 and $1,342,790 (excluding $389,374 related to pre-opening transfers) for the years ended December 31, 2007 and 2006, respectively.  Salaries and employee benefits increased $341,730 in 2007 from 2006 mainly as a result of the hiring of new employees to assist with our growth and of pay raises for existing employees.  Professional fees totaled $197,192 and $175,939 (excluding $104,623 related to pre-opening transfers) for the years ended December 31, 2007 and 2006, respectively. Increased professional fees expense of $21,253 in 2007 from 2006 reflects costs associated with Sarbanes-Oxley Act compliance in 2007.  We continued to promote our “a” brand, which contributed to marketing expenses totaling $258,153 and $322,099 (excluding $47,820 related to pre-opening transfers) for the years ended December 31, 2007 and 2006, respectively.  As a result of this advertising commitment, we believe we have successfully achieved a recognizable brand for the bank in our local competitive market in a relatively short time.

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2007 and 2006.

(Dollars in thousands)	2007	2006	Pre-opening	Net 2006

Salaries and employee benefits	$1,684	$1,732	$389	$1,343
Net occupancy expense	185	264	85	179
Insurance	22	23	9	14
Application and license fees	1	10	—	10
Advertising and marketing expense	258	370	48	322
Office supplies, stationary and printing	63	83	14	69
Data processing	265	245	—	245
Professional fees	197	281	105	176
Furniture and equipment expense	201	140	21	119
Telephone	71	85	15	70
Postage	13	15	—	15
Other	241	178	55	123

Total noninterest expense	$3,201	$3,426	$741	$2,685

Earning Assets

Loans.  Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance.  Loans averaged $53,397,968 and $17,607,733 in 2007 and 2006, respectively.  At December 31, 2007 and 2006, total loans were $65,764,459 and $38,819,635, respectively.

The following table sets forth the composition of the loan portfolio by category at December 31, 2007 and 2006 and highlights our general emphasis on real-estate lending.

Composition of Loan Portfolio

	2007		2006
December 31,		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total
Commerical and industrial	$4,562	6.92%	$3,577	9.19%
Real estate:
Mortgage	42,690	64.81%	22,333	57.35%
Construction, land development and other land loans	18,028	27.37%	12,740	32.72%
Consumer	592.90%		288.74%
Total loans	$65,872	100.00%	$38,938	100.00%

Allowance for loan losses	677		389
Deferred loan origination fees	108		119

Net loans	$65,087		$38,430

The largest component of loans in our loan portfolio is real estate mortgage loans.  At December 31, 2007, real estate mortgage loans totaled $42,690,242, or 64.81% of our total loan portfolio, compared to $22,333,490, or 57.35%, in 2006.

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than a loan for construction, land development and other land, secured by real estate, regardless of the purpose of the loan.  It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

Residential mortgage loans totaled $21,886,078 at December 31, 2007, compared to $15,688,108 in 2006.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $20,804,164 at December 31, 2007 and $6,645,382 in 2006.  Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans.  They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt.  Cash flows may be affected significantly by general economic conditions (including rising interest rates) and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default.  Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans.  An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Construction, land development and other land loans totaled $18,027,664 at December 31, 2007 and $12,739,992 in 2006.  The demand for this type of loan has been strong due to the amount of new development in our market area.

Commercial and industrial loans totaled $4,561,846 at December 31, 2007 and $3,576,762 in 2006 and comprised 6.92% and 9.19%, respectively, of our total portfolio.

Our loan portfolio also includes consumer loans.  At December 31, 2007, consumer loans totaled $592,378, compared to $288,391 in 2006, and represented .90% and .74%, respectively, of the total loan portfolio on such dates.

Our loan portfolio reflects the diversity of our market.  Our home office is located in Bluffton, South Carolina.  We expanded our existing loan production office on Hilton Head Island, South Carolina, into a full-service branch in October 2007.  We expect growth to continue in our region over the next few years.  We believe the diversity of the economy in our market creates opportunities for various types of lending.  We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for us.  The following table sets forth our loans maturing within specified intervals at December 31, 2007.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over One
December 31, 2007	One Year	Year Through	Over
(Dollars in thousands)	or Less	Five Years	Five years	Total

Commerical and industrial	$1,678	$2,275	$609	$4,562
Real estate-mortgage	9,089	23,949	9,652	42,690
Real estate-construction, land development and other land	5,636	12,000	392	18,028
Consumer and other	284	269	39	592
	$16,687	$38,493	$10,692	$65,872

Loans maturing after one year with:
Fixed interest rates				$38,674
Floating interest rates				10,511
				$49,185

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

Investments

Investment Securities. The investment securities portfolio is also a component of our total earning assets.  Total securities averaged $7,031,172 in 2007 and $1,304,183 in 2006.  At December 31, 2007, the total securities portfolio was $13,599,116 and $3,560,807 in 2006.  All securities were designated as available for sale and were recorded at market value.

The following table sets forth the scheduled maturities and average yields of securities available for sale at December 31, 2007.

Investment Securities Maturity Distribution and Yields

December 31, 2007	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten years		Over Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Government-sponsored enterprises	—	—	$1,001	5.31%	2,599	6.15%			$3,600	5.91%
Mortgage-backed securities	—	—	—	—	9,999	5.33%	—	—	$9,999	5.33%
Total	—	—	$1,001	5.31%	$12,598	5.50%	—	—	$13,599	5.48%

Nonmarketable equity securities totaled $318,400 and $93,200 and had a yield of 5.96% and 0.00% at December 31, 2007 and 2006, respectively.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “—Net Interest Income— Interest Sensitivity.”

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $977,470 in 2007 and $14,007,332 in 2006.  At December 31, 2007, we had no federal funds sold.  At December 31, 2006, short-term investment in federal funds sold totaled $6,611,000.  Federal funds are generally invested in an earning capacity on an overnight basis.  The significant balance in short-term investments at the end of December 2006 was partially attributable to the investment in federal funds sold as a result of excess funds from the stock offering.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average total deposits totaled $52,374,427 during 2007 and $24,805,978 during 2006.  At December 31, 2007, total deposits were $63,469,102 and $41,211,144 in 2006.  Average interest-bearing liabilities totaled $48,058,601 in 2007 and $20,873,007 in 2006.

The following table sets forth our deposits by category as of December 31, 2007 and 2006.

Deposits

	2007		2006
December 31,		% of		% of
(Dollars in thousands)	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$5,952	9.38%	$4,974	12.07%
NOW accounts	2,536	4.00%	4,379	10.63%
Savings and money market accounts	17,713	27.91%	14,736	35.76%
Time deposits of $100 or over	9,956	15.68%	9,727	23.60%
Other time deposits	27,312	43.03%	7,395	17.94%
Total deposits	$63,469	100.00%	$41,211	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $53,512,720 at December 31, 2007 and $31,483,699 in 2006.

Deposits, and particularly core deposits, have been a primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  Competition for core deposits is intense in our market and we expect the deposit competition to increase in the near future.  Our loan-to-deposit ratio was 103.62% and 94.20% at December 31, 2007 and 2006, respectively.

The maturity distribution of our time deposits over $100,000 at December 31, 2007, is set forth in the following table:

Maturities of Certificates of Deposit of $100,000 or More

(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total

Certificates of deposit of $100 or more	$1,993	$6,111	$1,852	$—	$9,956

Of our time deposits over $100,000, 20.02% had scheduled maturities within three months, 61.38% had maturities after three through twelve months and 18.60% had maturities of one year to five years.  Large certificate of deposit customers may be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

Other Borrowings. The following table summarizes our borrowings for the year ended December 31, 2007.  There were no borrowings at the end of December 31, 2006.  These borrowings consist of one advance from the Federal Home Loan Bank and federal funds purchased.  The advance from the Federal Home Loan Bank is discussed in the footnotes to the financial statements and is secured by a portion of our investment portfolio and our investment in Federal Home Loan Bank stock.  Federal funds are short-term borrowings from other financial institutions that mature daily.  Of the federal funds purchased at December 31, 2007, $2,800,000 is secured by a portion of our investment portfolio.  The remaining balance of federal funds purchased at December 31, 2007 is unsecured.

(Dollars in thousands)	Maximum Outstanding at any Month End	Average Balance	Weighted Average Interest Rate	Balance December 31,	Interest Rate at December 31,

Advances from the Federal Home Loan Bank	$5,000	$452	3.48%	$5,000	3.48%
Federal funds purchased	3,838	665	5.15%	3,838	4.29%

Capital

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although we file periodic reports with the SEC, we believe that because our stock is not registered under Section 12 of the Securities Exchange Act and is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our bank remains subject to these capital requirements.

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

The bank exceeded the regulatory capital requirements at December 31 as set forth in the following table.

Analysis of Capital and Capital Ratios

December 31, (Dollars in thousands)	2007	2006
Tier 1 capital	$8,495	$9,133
Tier 2 capital	677	389
Total qualifying capital	$9,172	$9,522

Risk-adjusted total assets (including off-balance-sheet-exposures)	$62,589	$37,915

Tier 1 risk-based capital ratio	13.57%	25.11%
Total risk-based capital ratio	14.65%	24.09%
Tier 1 leverage ratio	11.26%	20.40%

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At December 31, 2007, we had issued commitments to extend credit of $12,891,632 through various types of lending arrangements.  There were also $205,073 outstanding commercial letters of credit at December 31, 2007.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2007.

(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total

Unused commitments to extend credit	$1,476	$3,668	$3,653	$4,300	$13,097

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on its credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007 as included in Item 7 of this annual report on Form 10-KSB.  Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities.  These accounting policies are considered to be critical accounting policies.  The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and results of operations.

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

	2007	2006

Return on average assets	(.89)%	(4.39)%
Return on average equity	(5.83)%	(14.74)%
Average equity to average assets ratio	15.34%	29.79%

Item 7 – Financial Statements

ATLANTIC BANCSHARES, INC.

Consolidated Financial Statements

and

Report of Independent Registered Public Accounting Firm

December 31, 2007 and 2006

ATLANTIC BANCSHARES, INC.

Elliott Davis

1901 Main Street, Suite 1650

PO Box 2227

Columbia, South Carolina  29202-2227

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors

Atlantic Bancshares, Inc.

Bluffton, South Carolina

We have audited the accompanying consolidated balance sheets of Atlantic Bancshares, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Bancshares, Inc., at December 31, 2007 and 2006, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Atlantic Bancshares, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Elliott Davis, LLC
Columbia, South Carolina
March 19, 2008

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,630,198	$1,621,399
Federal funds sold	—	6,611,000
Total cash and cash equivalents	1,630,198	8,232,399

Securities available for sale	13,599,116	3,560,807
Nonmarketable equity securities	318,400	93,200

Loans receivable	65,764,459	38,819,635
Less allowance for loan losses	(677,850)	(389,340)
Loans, net	65,086,609	38,430,295

Accrued interest receivable	369,775	231,559
Premises, furniture and equipment, net	397,451	445,877
Deferred tax asset	1,073,313	817,814
Other assets	157,878	110,094
Total assets	$82,632,740	$51,922,045

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$5,951,955	$4,974,343
Interest-bearing transaction accounts	2,536,183	4,379,043
Savings and money market	17,712,595	14,735,478
Time deposits $100,000 and over	9,956,382	9,727,445
Other time deposits	27,311,987	7,394,835
Total deposits	63,469,102	41,211,144

Advances from Federal Home Loan Bank	5,000,000	—
Federal funds purchased	3,838,200	—
Accrued interest payable	196,852	145,657
Other liabilities	146,328	122,272
Total liabilities	72,650,482	41,479,073

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized; 1,251,577 shares issued and outstanding	11,982,122	11,982,122
Capital surplus	159,781	62,373
Accumulated other comprehensive income	20,518	9,794
Deficit	(2,180,163)	(1,611,317)
Total shareholders’ equity	9,982,258	10,442,972
Total liabilities and shareholders’ equity	$82,632,740	$51,922,045

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Operations

For the years ended December 31, 2007 and 2006

	2007	2006

Interest income:
Loans, including fees	$4,247,639	$1,421,776
Securities, available for sale, taxable	383,615	70,690
Nonmarketable equity securities	6,778	—
Federal funds sold	52,711	668,325
Interest bearing deposits with other banks	756	17,492
Total	4,691,499	2,178,283

Interest expense:
Time deposits $100,000 and over	496,289	201,827
Other deposits	1,788,674	778,226
Other borrowings	50,216	779
Total	2,335,179	980,832

Net interest income	2,356,320	1,197,451

Provision for loan losses	291,584	390,174
Net interest income after provision for loan losses	2,064,736	807,277

Noninterest income:
Service fees on deposit accounts	73,683	24,343
Residential mortgage origination fees	162,165	139,057
Other income	70,665	34,020
Total noninterest income	306,513	197,420

Noninterest expenses:
Salaries and employee benefits	1,684,220	1,732,164
Net occupancy	184,712	263,599
Professional fees	197,192	280,562
Marketing	258,153	369,919
Furniture and equipment	201,437	140,131
Data processing and related costs	264,644	245,413
Other operating	410,760	393,882
Total noninterest expenses	3,201,118	3,425,670

Loss before income tax benefit	(829,869)	(2,420,973)

Income tax benefit	(261,023)	(822,860)

Net loss	$(568,846)	$(1,598,113)

Basic loss per share	$(.45)	$(1.36)

Diluted loss per share	$(.45)	$(1.36)

Average shares outstanding	1,251,577	1,174,734

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the years ended December 31, 2007 and 2006

	Common stock		Additional Paid-in	Accumulated other comprehensive		Total Shareholders’ Equity
	Shares	Amount	Capital	income	Deficit	(deficit)

December 31, 2005	10	$100	—	—	$(13,204)	$(13,104)

Proceeds from issuance of common stock, net of offering costs of $533,648	1,251,567	11,982,022	—	—	—	11,982,022

Net loss	—	—	—	—	(1,598,113)	(1,598,113)

Other comprehensive income, net of tax of $5,046	—	—	—	9,794	—	9,794

Total comprehensive loss	—	—	—	—	—	(1,588,319)

Stock based compensation	—	—	62,373	—	—	62,373

December 31, 2006	1,251,577	11,982,122	62,373	9,794	(1,611,317)	10,442,972

Net loss					(568,846)	(568,846)

Other comprehensive income, net of tax of $5,524	—	—	—	10,724	—	10,724

Total comprehensive loss	—	—	—	—	—	(558,122)

Stock based compensation	—	—	97,408	—	—	97,408

December 31, 2007	1,251,577	$11,982,122	$159,781	$20,518	$(2,180,163)	$9,982,258

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	For the years ended
	December 31,
	2007	2006
Cash flows from operating activities
Net loss	$(568,846)	$(1,598,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	291,584	390,174
Depreciation and amortization expense	170,977	159,848
Discount (accretion) on securities available for sale	(35,670)	1,649
Stock-based compensation expense	97,408	62,373
Deferred income tax benefit	(261,024)	(822,860)
Increase in interest receivable	(138,216)	(231,559)
Increase in interest payable	51,195	140,626
(Increase) decrease in other assets	(47,784)	764,309
(Decrease) increase in other liabilities	24,056	(65,215)

Net cash used in operating activities	(416,320)	(1,198,768)

Cash flows from investing activities Investing activities
Net increase in loans receivable, net	(26,947,898)	(38,820,469)
Purchase of premises, furniture and equipment	(122,552)	(605,725)
Purchase of securities available for sale	(10,539,784)	(3,655,950)
Repayments of securities available for sale	553,395	108,334
Purchase of nonmarketable equity securities	(225,200)	(93,200)
Reimbursement from Bank for premises, furniture and equipment	—	311,572

Net cash used in investing activities	(37,282,039)	(42,755,438)

Cash flows from financing activities Investing activities Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	2,111,869	24,088,864
Net increase in certificates of deposit and other time deposits	20,146,089	17,122,280
Net decrease in stock subscription deposits	—	(7,162,150)
Net decrease in note payable	—	(1,046,988)
Net increase in federal funds purchased	3,838,200	—
Net increase in FHLB advances	5,000,000	—
Proceeds from sale of common stock, net of stock issuance costs	—	11,982,022

Net cash provided by financing activities	31,096,158	44,984,028

Net (decrease) increase in cash and cash equivalents	(6,602,201)	1,029,822

Cash and cash equivalents at beginning of the period	8,232,399	7,202,577

Cash and cash equivalents at end of the period	$1,630,198	$8,232,399

Supplemental information Cash paid for
Interest	$2,283,984	$840,206
Income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Atlantic Bancshares, Inc. (the Company) was incorporated to serve as a bank holding company for its subsidiary, Atlantic Community Bank (the Bank).  Atlantic Community Bank commenced business on January 26, 2006.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in the Beaufort County region of South Carolina.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Management’s Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and income tax assets and liabilities.  In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.  Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

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

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Beaufort County region of South Carolina.  The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.  The Company has a concentration of construction, land and land development loans which totaled $18,027,664 at December 31, 2007, representing 181% of total equity and 28% of net loans receivable.  Within this loan category, the collateral, purpose and structure of the loans vary substantially.  Historically, economic growth and a low interest rate environment have created opportunities for land acquisition and development activities in the Company’s market area.  During fiscal 2007, adverse changes in such factors slowed the absorption of developing projects and moderated market values of land and developed lots.  Management continues to monitor this concentration of credit risk at this time and has considered this concentration in its evaluation of the allowance for loan losses.  As of December 31, 2007, the Company identified one impaired loan related to this concentration.  Included in the allowance for loan losses at December 31, 2007 was approximately $19,000 related to this impaired loan.  The Company experienced no significant losses related to this identified risk during the years ended December 31, 2007 and 2006.  Management is not aware of any other concentrations of loans to classes of borrowers or industries that would be similarly affected by these economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Securities Available-for-Sale - Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account.  Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes.  Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.  Interest income is recognized when earned.

Nonmarketable Equity Securities - Nonmarketable equity securities consist of the cost of the Company’s investment in the stock of Federal Home Loan Bank.  This stock has no quoted market value and no ready market for it exists.  The Company has determined it is not practicable to estimate the fair value of these investments and, accordingly, uses cost as fair value.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At December 31, 2007 and 2006, the Company’s investment in Federal Home Loan Bank stock was $318,400 and $93,200, respectively.  Dividends are recognized when earned.  These nonmarketable equity securities were not evaluated for impairment.

Loans Receivable - Loans are stated at their unpaid principal balance adjusted for unamortized premiums and unearned discounts and deferred loan fees and costs.  Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectability of a loan or when a loan becomes contractually 90 days past due as to principal or interest, recognition of interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the unpaid principal balance and accrued interest.  When recognition of interest income is discontinued, interest earned but not collected since the last payment received is reversed.

Loans are charged off when the amount of loss is reasonably quantifiable and the loss is likely to occur.  Interest payments received after a loan is placed in nonaccrual are applied as a principal reduction until such time as the loan is returned to accrual status.  Generally, loans are returned to accrual status when the loan is brought current and the ultimate collectability of principal and interest is no longer in doubt.  The amount of unrecognized interest income on nonaccrual loans at December 31, 2007 is $ 27,759.  No interest income on nonaccrual loans was unrecognized for the year ending December 31, 2006.

The Company follows SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” for determining impairment on certain loans.  SFAS No. 114 requires that nonhomogenous impaired loans and certain restructured loans be measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent.  A specific reserve, if deemed necessary, is set up for each impaired loan.  Accrual of interest income on impaired loans is suspended when, in management’s judgment, doubt exists as to the collectability of principal and interest.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  If amounts are received on impaired or restructured loans for which the accrual of interest has been discontinued, a determination is made as to whether payments received should be recorded as a reduction of the principal balance or as interest income depending on

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

management’s judgment as to the collectability of principal.  The loan is returned to accrual status when, in management’s judgment, the borrower has demonstrated the ability to make periodic interest and principal payments on a timely basis.

Loan origination and commitment fees and certain direct loan origination costs (principally salaries and employee benefits) are deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using a method approximating a level yield.

Allowance for Loan Losses - The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the probable loan losses incurred in the current loan portfolio.  Management’s judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, and prevailing economic conditions.  Loans that are determined to be uncollectible are charged against the allowance.  Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon examination.

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation.  The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 3 to 10 years and software of 1 year.  Leasehold improvements are amortized over the lesser of the asset’s useful life or the life of the lease.  The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred.  Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Income taxes deferred to future years are determined utilizing a liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carryforward.

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred and are included in marketing expense in the accompanying consolidated statements of operations.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pre-opening expenses - The activities associated with organizing the Bank were conducted in the name of the Company during the developmental stage period (October 1, 2004 to December 31, 2005).  The Company transferred certain organizational expenses to the Bank.

A summary of expenses that were transferred included:

Salaries and benefits	$389,374
Professional fees	104,623
Advertising	47,820
Depreciation	21,310
Insurance	8,718
Office supplies	14,289
Rent	82,067
Telephone	15,233
Travel and entertainment	24,139
Utilities	2,576
Other	30,531
$740,680

As of December 31, 2005, the Company recorded $615,729 as a receivable from the Bank for expenses associated with the forming of the Bank.  The Bank reimbursed and recorded these expenses in the statement of operations for the year ended December 31, 2006.

Loss Per Share - Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share is computed by dividing net loss by the weighted average number of common shares and potential common shares outstanding.  Potential common share equivalents consist of stock options and warrants determined using the treasury stock method and the average market price of the common stock.  At December 31, 2007 and 2006, there were no dilutive stock options or warrants.

Stock-Based Compensation - The Company accounts for options and warrants under the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation.  Compensation expense is recognized in the consolidated statement of operations.

In calculating the compensation expense for stock options, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007: dividend yield of 0 percent; expected volatility of 15 percent based on forecasted future volatility because there is no historical data available; risk-free interest rates that range from 4.66% to 4.94% based on a risk free rate of return corresponding to the estimated life of the option; and expected life of 7.50 years using the “simplified method” described in SAB Topic 14.D because there is no historical data available. For purposes of this calculation, compensation expense is recognized on a straight-line basis over the vesting period.

In calculating the compensation expense for stock options, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: dividend yield of 0 percent; expected volatility of 10 percent based on forecasted future volatility because there is no historical data available; risk-free interest rates that range from 4.40% to 5.12% based on a risk free rate of return corresponding to the estimated life of the option; and expected life of 7.50 years using the “simplified method” described in SAB Topic 14.D because there is no historical data available. For purposes of this calculation, compensation expense is recognized on a straight-line basis over the vesting period.

The Company’s stock option plan, which is stockholder approved, provides for stock options to be granted primarily to directors, officers and key employees.  Options granted under the stock option plan may be incentive stock options or non-incentive stock options.  Share option awards are generally granted with an exercise price equal to, or in excess of, the market price of the Company’s shares at the date of grant.  Options vest ratably over a five-year period and

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

expire after ten years from the date of grant.  Share options awards provide for accelerated vesting if there is a change in control, as defined in the stock option plan.  The remaining shares of stock reserved under the option plan at December 31, 2007 amounted to approximately 180,502 shares.

The Company intends to issue authorized but previously unissued shares to satisfy option exercises.

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

Comprehensive Income - SFAS No 130, “Reporting Comprehensive Income” established standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements.  SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value.  With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  SFAS 159 is effective for the Company on January 1, 2008.  The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”).  SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

earnings.  SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter.  The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009.  Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009.  The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest).  As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity.  Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.  Earlier adoption is prohibited.  The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk:  interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

Reclassifications - Certain captions and amounts in the 2006 financial statements were reclassified to conform with the 2007 presentation.

NOTE 2 – CASH AND DUE FROM BANKS

At December 31, 2007, the Company is not required to maintain cash balances with its correspondent banks to cover cash letter transactions.

NOTE 3 – INVESTMENT SECURITIES

The amortized costs and fair value of investment securities available for sale are as follows for the years ended December 31:

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$3,537,088	$63,332	$—	$3,600,420
Mortgage-backed securities	10,030,940	14,378	(46,622)	9,998,696
Total investment securities	$13,568,028	$77,710	$(46,622)	$13,599,116

	December 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$1,963,751	$11,249	$(550)	$1,974,450
Mortgage-backed securities	1,582,216	6,542	(2,401)	1,586,357
Total investment securities	$3,545,967	$17,791	$(2,951)	$3,560,807

The amortized costs and fair values of investment securities available for sale at December 31, 2007 and 2006, by contractual maturity, are shown below.  Mortgage-backed securities are included in the maturity schedule below.  The maturities related to these mortgage-backed securities have been allocated based on their scheduled repayment terms.   Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations with or without call or prepayment penalties.

	2007		2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$—	$—	$—	$—
Due after one through five years	990,690	1,001,500	986,422	989,950
Due after five through ten years	1,989,425	2,020,662	1,612,972	1,624,343
Due after ten years	10,587,913	10,576,954	946,573	946,514
Total investment securities	$13,568,028	$13,599,116	$3,545,967	$3,560,807

The Company sold no investment securities in 2007 or 2006.  Accordingly, no gains or losses were recorded.  At December 31, 2007 and 2006, approximately $8,696,853 and $3,087,533, respectively, of securities was pledged as collateral for lines of credit and advances with correspondent banks.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31:

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	4,715,487	(38,576)	420,402	(8,046)	5,135,889	(46,622)
	$4,715,487	$(38,576)	$420,402	$(8,046)	$5,135,889	$(46,622)

NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises	$499,450	$(550)	$—	$—	$499,450	$(550)
Mortgage-backed securities	473,274	(2,401)	—	—	473,274	(2,401)
	$972,724	$(2,951)	$—	$—	$972,724	$(2,951)

The unrealized losses on investments were attributable to increases in interest rates, rather than credit quality.  At December 31, 2007, unrealized losses are comprised of five securities that have had continuous losses of less than 12 months totaling $38,576 and one security that has had a continuous loss of 12 months or more totaling $8,046.   At December 31, 2006, unrealized losses are comprised of two securities that have had continuous losses of less than 12 months totaling $2,951.  None of the Company’s securities were considered impaired at December 31, 2007.  The Company has the intent and ability to hold these investments until a recovery of fair value, which may be at maturity.

NOTE 4 – LOANS RECEIVABLE

The composition of net loans by major loan categories is as follows for the years ended December 31:

	2007	2006
Real estate:
Mortgage	$42,690,242	$22,333 490
Construction, land and land development	18,027,664	12,739,992
Total real estate loans	60,717,906	35,073,482
Commercial and industrial	4,561,846	3,576,762
Consumer and other	592,378	288,391
Deferred origination fees, net	(107,671)	(119,000)
Gross loans receivable	65,764,459	38,819,635
Less allowance for loan losses	(677,850)	(389,340)
Loans receivable, net	$65,086,609	$38,430,295

Nonaccrual loans, which are all loans ninety days or more delinquent, totaled $528,387 at December 31, 2007.  There were no nonaccrual loans at December 31, 2006.  In the period ended December 31, 2007, interest income which would have been recorded would have been $27,759, had nonaccruing loans been current in accordance with their original terms.   No interest income would have been recorded for this reason for the period ended December 31, 2006.  Additionally, as of December 31, 2007 and 2006, the Bank had no loans ninety days or more past due and still accruing interest.

At December 31, 2007, the Bank had three loans that were impaired totaling $528,387.  At December 31, 2006, there were no impaired loans.  All of these loans are secured by real estate. Included in the allowance for loan losses at December 31, 2007 was $162,775 related to impaired loans.  There was no specific reserve for impaired loans in the allowance for loan losses at December 31, 2006.  The average recorded investment in impaired loans for the year ended December 31, 2007 was $142,588.  There was no average investment for impaired loans for the year ended December 31, 2006.  The Bank recognized no interest income on impaired loans during fiscal 2007 and 2006.

NOTE 4 – LOANS RECEIVABLE (continued)

Under current Federal Reserve regulations, the Bank is limited to the amount it may loan to the company.  Loans made by the Bank may not exceed 10% and loans to all affiliates may not exceed 20% of the bank’s capital, surplus and undivided profits, after adding back the allowance for loan losses. There were no loans outstanding between the Bank and the Company at December 31, 2007 and 2006.

The composition of gross loans by rate type is as follows for the years ended December 31:

	2007	2006

Variable rate loans	$17,747,240	$10,630,191
Fixed rate loans	48,124,890	28,308,444
Deferred origination fees, net	(107,671)	(119,000)

Gross loans	$65,764,459	$38,819,635

The allowance for loan losses is available to absorb future loan charge-offs.  The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off.  The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year.

Transactions in the allowance for loan losses for the years ended December 31 are summarized below:

	2007	2006

Balance, beginning of year	$389,340	$—
Provision charged to operations	291,584	390,174
Charge-offs	(5,230)	(834)
Recoveries	2,156	—

Balance, end of year	$677,850	$389,340

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation.  Components of property and equipment included in the consolidated balance sheets are as follows at December 31:

	2007	2006

Leasehold improvements	$236,549	$154,125
Furniture and equipment	491,727	451,600
Accumulated depreciation	(330,825)	(159,848)

Total property and equipment	$397,451	$445,877

Depreciation expense for the years ended December 31, 2007 and 2006 was $170,977 and $159,848, respectively.

NOTE 6 - DEPOSITS

At December 31, 2007 the scheduled maturities of certificates of deposit are as follows:

2008	$34,589,002
2009	2,511,541
2010	167,826
$37,268,369

Included in the 2008 scheduled maturity is $19,159,985 of brokered CDs with a weighted average interest rate at December 31, 2007 of 5.16%.

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK

As of December 31, 2007, the Bank had one advance from the Federal Home Loan Bank in the amount of $5,000,000. The advance has a fixed interest rate of 3.484% and matures on November 29, 2017.  Interest is paid quarterly and principal is due at maturity.    As collateral, the Bank has pledged a portion of the investment portfolio.  The advance is subject to prepayment penalties and contains conversion options.  At December 31, 2007, collateral pledged to the Federal Home Loan Bank  would support additional borrowings of $623,171.

NOTE 8 - STOCK COMPENSATION PLAN

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

The Company has also granted a total of 25,750 stock options to its employees.  Of these, 18,000 were granted in 2006 and 7,750 were granted in 2007.   These options vest over a five year period.   Years will be measured from the grant dates.   The options have an exercise price of $10 to $11 per share and terminate ten years after the date of grant.  The weighted average grant date fair value was $11 and $10 per share in 2007 and 2006, respectively.  No options have been exercised.  As of December 31, 2007 there was $162,558 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan.  That cost is expected to be recognized over a weighted average period of 3.28 years.  The total fair value of the shares vested during the years ended December 31, 2007 and 2006 was $46,439 and $22,716, respectively.

A summary of the status of the Company’s stock options as of December 31, and changes during the year are presented below:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1,	69,563	$10.00	—	$—
Granted	7,750	11.00	78,063	10.00
Exercised	—	—	—	—
Forfeited	(7,500)	10.00	(8,500)	—
Expired	—	—	—	—
Outstanding at December 31,	69,813	$10.11	69,563	$10.00

NOTE 8 - STOCK COMPENSATION PLAN (continued)

At December 31, 2007, 12,413 of these options were exercisable.  No options were exercisable at December 31, 2006.

The following table summarizes information about the stock options outstanding under the Company’s Plan at December 31, 2007:

	Outstanding	Exercisable
Number of options	69,813	12,413
Weighted average remaining life	8.70 years	8.58 years
Weighted average exercise price	$10.11	$10.00
High exercise price	$11.00	$10.00
Low exercise price	$10.00	$10.00
Aggregate intrinsic value	$0.00	$0.00

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	69,563	$10.00
Granted	7,750	$11.00
Vested	(12,413)	$10.00
Forfeited	(7,500)	$10.00
Nonvested at December 31, 2007	57,400	$10.13

NOTE 9 - STOCK WARRANTS

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

A summary of the status of Company’s stock warrants as of December 31, and changes during the year is presented below:

	2007		2006
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at January 1,	80,000	$10.00	—	$—
Granted	—	—	80,000	10.00
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31,	80,000	$10.00	80,000	$10.00

At December 31, 2007, 16,000 warrants were exercisable.  No warrants were exercisable at December 31, 2006.

NOTE 10 - INCOME TAXES

Income tax expense for the years ended December 31, is summarized as follows:

	2007	2006
Current portion
Federal	$—	$—
State	—	—
Total current	—	—

Deferred income taxes	261,023	822,860

Income tax benefit	$261,023	$822,860

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$164,507	$83,725
Net operating loss carryforward	655,137	503,724
Organizational and start-up costs	215,308	231,879
Accumulated depreciation	31,248	24,765
Other	49,491	23,154
Total deferred tax assets	1,115,691	867,247

Deferred tax liabilities:
Unrealized loss on securities available for sale	10,570	5,046
Net capitalized loan costs and fees	16,493	36,231
Prepaid expenses	15,315	8,156
Total deferred tax liabilities	42,378	49,433

Net deferred tax asset	$1,073,313	$817,814

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax assets will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2007, management has not recorded a valuation allowance.  Net deferred tax assets are recorded in other assets on the Company’s consolidated balance sheet.

The Company has a net operating loss for income tax purposes of $1,916,041 as of December 31, 2007. This net operating loss expires in the year 2026.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2007 to income before income taxes follows:

	2007	2006
Tax expense (benefit) at a statutory rate	$(282,155)	$(823,131)
State income tax, net of federal income tax effect	—	—
Stock-based compensation	33,118	21,207
Other	(11,986)	(20,936)
Income tax benefit	$(261,023)	$(822,860)

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 11 – BENEFIT PLAN

During fiscal 2007, the Company established a defined contribution plan covering substantially all employees.  The Company contributes a matching contribution of 100% of employee salary deferral contributions up to 3% of salary, plus 50% of employee salary deferral contributions from 3% to 5% of salary for the plan year.   Matching contribution expense was $39,363 for fiscal 2007.

NOTE 12 - LEASES

The Company has entered into various lease agreements which are more fully described below.

The Company entered into a lease agreement for a minimum term of thirty-six months which ended on October 15, 2007.  This lease was amended on January 24, 2006.  On March 27, 2007, this lease agreement was extended for an additional three-year term, ending in October 14, 2010 with a monthly rental amount of $4,928.  This lease provides for one additional three-year renewal term with monthly rental amounts $5,292.   This space currently serves as the main branch location for the Bank.

The Company entered into a lease agreement beginning September 1, 2005 for a minimum term of one year, ending on August 31, 2006.   On May 24, 2006, this lease agreement was extended for an additional one year term, ending on August 31, 2007.  On April 20, 2007, this lease agreement was extended for an additional six month term, ending on February 28, 2008.   On January 1, 2008, this lease agreement was extended for an additional four month term, ending June 30, 2008 with a monthly rental amount of $2,500.  This space serves as the Operations Department for the Bank.

On January 1, 2006, the Company opened a loan production office on Hilton Head Island, South Carolina.  This location was converted to a full-service branch on October 26, 2007.  The leased facility was sold in August 2006 to a limited liability corporation owned primarily by directors of the Company.  The Company entered into a new lease agreement beginning August 1, 2006 for a minimum of ten years.   The lease agreement provides for two ten year renewal terms.  Monthly rental expense for the first two years of the lease is $2,000.  At the end of the second year of the initial term, and at the end of each subsequent two year period and of any renewal term of this lease, the base rent may be adjusted according to the provisions in the lease.

The Company has assumed liability for a lease agreement for an automobile.  The lease terms call for monthly payments of $400.  On January 3, 2008, this lease was extended for an additional year with the same lease payment, terms and conditions contained in the original agreement.

The Bank entered into a lease agreement beginning January 1, 2008 for a minimum term of fifteen years, ending on December 31, 2023.  The lease agreement provides for two five year renewal terms.    Monthly rental expense for the first year of the lease is $9,572.  At the end of the first year of the initial term, and at the end of each subsequent year, the base rent will be adjusted according to the provisions in the lease.  This space will consolidate the existing main branch location and the Operations Department for the Bank.

Rental expense for the year ending December 31, 2007 totaled $127,815.  Rental expense for the year ending December 31, 2006 totaled $192,537, including rental expense for the period October 1, 2004 (inception) to December 31, 2005 totaling $71,089 which was transferred to the bank as organizational expenses.

Under these assumptions, minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year for each of the next five years in the aggregate are:

2008	$201,856
2009	$201,478
2010	$192,473
2011	$149,513
2012	$153,279

NOTE 13 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability.  As of December 31, 2007, the Company had related party loans totaling $2,694,127.  Advances made totaled $2,628,123 and repayments totaled $717,664 during the year ended December 31, 2007.   The Company had related party loans totaling $783,668 as of December 31, 2006.  Advances made totaled $1,145,591 and repayments totaled $361,923 during the year ended December 31, 2006.

Deposits by directors, including their affiliates and executive officers, at December 31, 2007 and 2006 were $4,668,086 and $4,540,796, respectively.

One of the leases described in Note 12 is with a limited liability corporation that is owned primarily by the directors of the Company.  The expense associated with this lease totaled $34,459 and $14,889 for the years ended December 31, 2007 and 2006, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 15 - LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  There were no dilutive common share equivalents outstanding during 2007 or 2006; therefore, basic loss per share and diluted earnings per share were the same.

	2007	2006
Net loss per share – basic computation:
Net loss to common shareholders	$(568,846)	$(1,598,113)
Average common shares outstanding – basic	1,251,577	1,174,734
Basic loss per share	$(.45)	$(1.36)

NOTE 16 - REGULATORY MATTERS

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

NOTE 16 - REGULATORY MATTERS (continued)

The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 2007 and 2006, the Bank exceeded its minimum regulatory capital ratios, as well as the ratios to be considered “well-capitalized”.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2007 and 2006:

					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Capital (to risk weighted assets)	$9,172	14.65%	$5,007	8.0%	$6,258	10.0%
Tier 1 Capital (to risk weighted assets)	8,495	13.57%	2,503	4.0%	3,755	6.0%
Tier 1 Capital (to average assets)	8,495	11.26%	3,017	4.0%	3,771	5.0%
As of December 31,2006
Total Capital (to risk weighted assets)	$9,522	25.11%	$3,033	8.0%	$3,792	10.0%
Tier 1 Capital (to risk weighted assets)	9,133	24.09%	1,517	4.0%	2,275	6.0%
Tier 1 Capital (to average assets)	9,133	20.40%	1,791	4.0%	2,238	5.0%

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.”  On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule).  However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC.  Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.”  According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.  In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines.  Prior to adoption of this new rule, our holding company was not subject to these capital guidelines, as it had less than $150 million in assets.  Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies.  Regardless, the Bank is subject to, and complies with, these minimum capital requirements as set per bank regulatory agencies.

NOTE 17- LINES OF CREDIT

As of December 31, 2007, the Company had lines of credit to purchase federal funds from unrelated banks totaling $7,400,000, consisting of a $2,800,000 line secured by $2,800,000 of investment securities, and $4,600,000 of unsecured lines. As of December 31, 2007, $2,800,000 was outstanding on the secured line of credit, $1,038,200 was outstanding on unsecured lines of credit and $3,561,800 remained unused on lines of credit.  The lenders have reserved the right to withdraw the unsecured lines at their option.  These lines of credit are available on various structures for general corporate purposes.

NOTE  18 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

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

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following table summarizes the Bank’s off-balance-sheet financial instruments whose contract amounts represent credit risk at December 31:

	2007	2006
Commitments to extend credit	$12,891,632	$9,100,759
Commercial letters of credit	205,073	121,336
	$13,096,705	$9,222,095

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Investment Securities - For securities available-for-sale, fair value equals the carrying amount which is the quoted market price.

Nonmarketable Equity Securities – The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

Loans receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Advances from Federal Home Loan Bank - The fair value of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate from the Federal Home Loan Bank.

Federal Funds Purchased - Federal funds purchased are for a term of one day, and the carrying amount approximates the fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments - The carrying amount for loan commitments and standby letters of credit which are off-balance-sheet financial instruments approximates the fair value since the obligations are typically based on current market rates.

The Company has used management’s best estimate of fair value based on the above assumptions.  Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$1,630,198	$1,630,198	$1,621,399	$1,621,399
Federal funds sold	—	—	6,611,000	6,611,000
Investment securities available for sale	13,599,116	13,599,116	3,560,807	3,560.807
Nonmarketable equity securities	318,400	318,400	93,200	93,200
Loans receivable	65,086,609	65,874,000	38,430,295	38,926,000
Accrued interest receivable	369,775	369,775	231,559	231,559

Financial Liabilities:
Demand deposits, interest-bearing transaction and savings accounts	26,200,733	26,200,733	24,088,864	24,088,864
Time deposits	37,268,369	36,284,034	17,122,280	17,122,280
Advances from Federal Home Loan Bank	5,000,000	5,000,000	—	—
Federal funds purchased	3,838,200	3,383,200	—	—
Accrued interest payable	196,852	196,852	145,657	145,657

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Commitments to extend credit	$12,891,632	$—	$9,100,759	$—
Standby letters of credit	205,073	—	121,336	—

NOTE 21 – PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Atlantic Bancshares, Inc. (parent company only):

Condensed Balance Sheets

December 31, 2007 and 2006

	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$394,130	$439,220
Deferred tax benefit	54,989	42,440
Other assets	—	—
Investment in subsidiary	9,533,139	9,961,312
Total assets	$9,982,258	$10,442,972

Liabilities and Shareholders’ Equity
Total liabilities	—	—

Shareholders’ equity	9,982,258	10,442,972
Total liabilities and shareholders’ equity	$9,982,258	$10,442,972

Condensed Statements of Operations

For the years ended December 31, 2007 and 2006

	2007	2006

Interest income	$—	$25,450

Salaries and benefits	97,408	62,374
Interest expense	—	779
Other expense	45,089	87,116
Total expense	142,497	150,269

Income (loss) before income taxes and equity in undistributed losses of subsidiary	(142,497)	(124,819)

Income tax benefit	(12,549)	(42,440)

Equity in undistributed net loss of subsidiary	(438,898)	(1,515,734)

Net loss	$(568,846)	$(1,598,113)

Condensed Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	2007	2006
Operating activities
Net loss	$(568,846)	$(1,598,113)
Adjustments to reconcile net loss to net cash used by operating activities
Equity in undistributed net loss of subsidiary	438,897	1,515,734
Stock based compensation expense	97,408	62,373
(Increase) decrease in other assets	(12,549)	831,963
Decrease in accounts payable and accrued expenses	—	(192,518)
Net cash used by operating activities	(45,090)	619,439

Investing activities
Reimbursement from Bank for premises, furniture and equipment	—	311,572
Investment in subsidiary	—	(11,467,252)
Net cash used in investing activities	—	(11,155,680)

Financing activities
Proceeds from sale of common stock, net	—	11,982,022
Net decrease in note payable	—	(1,046,988)
Net decrease in stock subscription deposits	—	(7,162,150)
Net cash provided by financing activities	—	3,772,884

Net increase (decrease) in cash and cash equivalents	(45,090)	(6,763,357)

Cash and cash equivalents, beginning of year	439,220	7,202,577

Cash and cash equivalents, end of year	$394,130	$439,220

CORPORATE DATA

ANNUAL MEETING:

The Annual Meeting of Shareholders of Atlantic Bancshares, Inc. will be held on May 9, 2008 at 10:00 AM at the Community Center, Oscar Frazier Park, 77 Shults Road, Bluffton, South Carolina 29910.

CORPORATE OFFICE:	CORPORATE COUNSEL:

One Sherington Drive, Suite J	Nelson Mullins Riley & Scarborough, LLP
Bluffton, South Carolina 29910	Poinsett Plaza, Suite 900
Phone: 843.815.7111	104 South Main Street
Fax: 843.815.7112	Greenville, South Carolina 29601

INDEPENDENT AUDITORS:	STOCK TRANSFER AGENT:

Elliott Davis, LLC	First Citizens Bank & Trust Company
1901 Main Street, Suite 1650	Institutional Trust Services Division
Columbia, South Carolina 29202	4300 Six Forks Road
Raleigh, North Carolina 27609

STOCK INFORMATION:

Our common stock is listed on the OTC Bulletin Board under the symbol “ATBA.”  As of March 20, 2008, there were 387 shareholders of record.

Our ability to pay cash dividends is dependent upon receiving cash in the form of dividends from Atlantic Community Bank.  However, certain restrictions exist regarding the ability of the bank to transfer funds to us in the form of cash dividends.  All of the bank’s dividends to us are payable only from the undivided profits of the bank.

LOCATIONS:

Sheridan Park Branch	mailing: (all locations)
One Sherington Drive, Suite J	Post Office Box 3077
Bluffton, South Carolina 29910	Bluffton, South Carolina 29910
Phone: 843.815.7111
Fax: 843.815.7112

Hilton Head Island Branch
One Corpus Christi Place, Suite 108
Hilton Head Island, South Carolina 29928
Phone: 843.785.3400
Fax: 843.785.3350

“a” Online:	“a” Telephone Banking
www.atlanticcommunitybank.com	877.ACB.2472

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e).  Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2007.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 15d-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2007.

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in modifications to processes throughout the company.  However, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8B.  Other Information.

None.

Part III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following sets forth information regarding our executive officers and directors.  Our directors are elected to one year terms.  Our executive officers serve at the discretion of our board of directors.

Name	Age	Year First Elected or Appointed	Year Term Expires	Position(s) Held

Gary C. Davis	43	2005	2008	Director
Frederick Anthony Nimmer, III	47	2005	2008	Director
Robyn Josselson Shirley	41	2005	2008	Director
Mark S. Simpson	46	2005	2008	Director
Brian J. Smith	35	2005	2008	Chairman of the Board, Director
Robert P. Trask	45	2005	2008	Chief Executive Officer, Director
Allen B. Ward	40	2005	2008	Director
Edgar L. Woods	47	2005	2008	Director
Michelle M. Pennell	41	2006		Chief Financial Officer, EVP
Todd D. Hoke	36	2005		Chief Credit Officer, EVP
Karen B. Sprague	37	2005		Chief Operations Officer, EVP

Gary C. Davis, 43, director, is broker-in-charge with Hilton Head Lakes residential community in Hardeeville.  From October 2005 to October 2007, Mr. Davis was a real estate sales consultant with the Hampton Lake residential community in Bluffton.  Prior to that position, from November 2002 to September 2005, Mr. Davis was broker-in-charge of Hampton Hall Realty, the real estate sales arm of the Hampton Hall planned unit residential development located in Bluffton.  Mr. Davis also worked for 10 years with the health care manufacturer Johnson & Johnson, the last three as a district sales manager for the southeastern United States.  Mr. Davis holds a South Carolina real estate brokers license.  He is a native of Ridgeland in Jasper County, South Carolina and has been living in Bluffton since 1999.  Mr. Davis received his bachelors degree in business administration from Presbyterian College.

Frederick Anthony Nimmer, III, 47, director, is president of both Nimmer Turf + Tree Farm and Nimmer Equipment Rental Company a position he has held since 1987.  He also serves as vice president of Turfmasters, Inc., which specializes in the installation of sod.  All of these businesses are based in Ridgeland in Jasper County, South Carolina.  Mr. Nimmer earned a bachelors degree in finance from Clemson University.  Mr. Nimmer formerly served on South Carolina Bank & Trust’s Jasper County Advisory Board from January 1999 to October 2004.  Mr. Nimmer is a native of Jasper County and has lived in Bluffton since 2001.  He is also past president of the Jasper County Rotary Club.

Robyn Josselson Shirley, 41, director, has been practice manager for the Southeastern Oral and Maxillofacial Surgery Center, Inc., Bluffton, South Carolina since 1999.  She earned a bachelors degree in sociology from Furman University.  She also holds bachelors and masters degrees in occupational therapy from the Medical University of South Carolina.  Mrs. Shirley holds a South Carolina license in occupational therapy.  A native of Yemassee, South Carolina, she has lived in Bluffton since 2001 and formerly served on the board of directors of Heroes on Horseback.

Mark S. Simpson, 46, director, is an attorney and member of the South Carolina Bar.  He has been in private practice with Jones, Patterson, Simpson & Newton, PA practicing in the fields of real estate and corporate law since 1987.  Mr. Simpson earned undergraduate and law degrees from the University of South Carolina.  Mr. Simpson has lived on Hilton Head Island since 1987. He has served as chair and is currently serving as a board member of the United Way of Beaufort County.

Brian J. Smith, 35, served as chair of the organizing board and is the current chair of our board of directors.   A native of Estill, South Carolina, Dr. Smith earned a Bachelors of Science from Clemson University.  He then went on to earn his post-graduate degree form the Medical University of South Carolina’s College of Dental Medicine.  Upon completion of a General Practice residency program at Palmetto Richland Health Alliance in Columbia, South Carolina, Dr. Smith opened his private practice.  He has been president and owner of Palmetto Dental Arts, PA since 1999.

Robert P. Trask, 45, has served as our president and chief executive officer since June 2005.  He also serves as one of our directors.  He is a native of Beaufort and has lived in southern Beaufort County since 1989.  His 19 years of commercial bank experience are concentrated in the coastal communities of Charleston, Beaufort, Hilton Head Island and Bluffton, South Carolina and Savannah, Georgia.  He earned a bachelors degree in financial management from Clemson University and a masters degree in business administration from the University of South Carolina.  Mr. Trask is a trustee for both the Community Foundation of the Lowcountry, Inc. and Technical College of the Lowcountry Foundation, Inc.  Mr. Trask also serves as Group I Director of the South Carolina Bankers Association’s Community Bankers Council.  Most recently, Mr. Trask was appointed as a fellow of the Liberty Fellowship Class of 2009.

Allen B. Ward, 40, director, has been president of the Bluffton-based engineering firm of Ward Edwards Inc., which specializes in land surveying and multi-faceted engineering services, since 2000.  Ward Edwards, Inc. also has offices in Savannah and Beaufort.  He holds professional engineer licenses from multiple states, including South Carolina.  Mr. Ward earned both his bachelors degree in civil engineering and masters degree in environmental systems engineering from Clemson University.  Originally from Kingstree, South Carolina, he has lived in Bluffton since 1998 and Beaufort County since 1992.  Mr. Ward currently serves as a member of the Board of Directors of the South Carolina Chamber of Commerce.

Edgar L. Woods, 47, director, has been president and owner of Palmetto Grain Brokerage LLC, which specializes in cash grain brokerage, futures/options trading and farm management, since 1985.  He is also president of Performance Ag, LLC, a licensed South Carolina grain dealer/merchant, and is also a partner in the Agricultural Products Exchange, a feed ingredients trading company with offices in New York, Iowa, and South Carolina.  He holds a Futures, Series 3 license from the National Futures Association.  Mr. Woods earned his bachelors degree in agricultural mechanization and business from Clemson University.  He is a native of Jasper County and has lived in Bluffton since 1990.   Mr. Woods serves as chairman of the Palmetto Agribusiness Council and is past president of both the South Carolina Grain Dealers association and Southeastern Feed and Grain, a group of feed and grain dealers from four southeastern states.

Michelle M. Pennell, 41, is our chief financial officer and executive vice president.  Ms. Pennell has been a resident of the low country area for over 16 years.  She earned her bachelor of business administration degree in finance from James Madison University in Virginia, graduating magna cum laude.  She joined the bank in January 2006 and was promoted to her current position in May 2006.  She served as the Vice President and Treasurer of Atlantic Savings Bank, a wholly-owned subsidiary of Wachovia Corporation, on Hilton Head Island for over seven years, from 1991 to 1998.  In addition, she has substantial experience in many levels of accounting and finance across the hotel/restaurant, retail and non-profit sectors.  Ms. Pennell has participated in a variety of leadership positions in community organizations over the years.  She is a graduate of Hilton Head Island/Bluffton Chamber of Commerce Leadership Program.

Todd D. Hoke is our Chief Credit Officer and Executive Vice President.  Mr. Hoke joined the bank in 2005 during its formation phase.  From 2004 to 2005, he was the Vice President of Commercial Lending for the Hilton Head Island branch of Carolina First charged with managing a substantial commercial loan portfolio.  Prior to that, he was the Assistant Vice President for the Bluffton branch of BB&T.  Mr. Hoke began his employment with BB&T in 1999 and his responsibilities included establishing infrastructure and developing business for BB&T’s de novo Bluffton branch.  From 1996 to 1999, Mr. Hoke was employed by the Wachovia Corporation in Hilton Head Island starting as a commercial credit analyst and was promoted to commercial lender.  He received his bachelor of science degree in business administration from Bowling Green State University in Ohio.  He is also a graduate of the Risk Management Association’s Commercial Lending School.  Mr. Hoke has been a resident of the low country area for over 13 years.  He is active in the Bluffton/Okatie Kiwanis Club and is a graduate of Hilton Head Island/Bluffton Chamber of Commerce Leadership Program.

Karen B. Sprague is our Chief Operations Officer and Executive Vice President.  Ms. Sprague has been a resident of the low country area since 1993.  Ms. Sprague joined the bank in September 2005 during its formation phase.  Prior to that, she served as Branch Manager of the Hilton Head Island branch of First Federal from 2001 to 2005.  From 1993 to 2005, Ms. Sprague served Liberty Savings Bank in various capacities ending as Assistant Vice President and Sales Manager.  Ms. Sprague earned her bachelor of arts degree in sociology from The College of Wooster in Ohio.  She is past President and current member of the Zonta Club of Hilton Head Island.   She currently serves on the Hilton Head Island/Bluffton Chamber of Commerce Junior Leadership Board of Trustees and the South Carolina Bankers Association Disaster Recovery Committee.  Ms. Sprague is also a graduate of Hilton Head Island/Bluffton Chamber of Commerce Leadership Program.

Audit Committee

Our audit committee has five members – Directors Gary C. Davis, Frederick Anthony Nimmer, III, Mark S. Simpson, Brian J. Smith, and Edgar L. Woods (chair).  None of the current members of the audit committee nor any other member of our board qualifies as an “audit committee financial expert” as defined under the rules of the SEC.  As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service.  At the present, we do not know if or when we will appoint a new board member that qualifies as an audit committee financial expert.  Although none of audit committee members qualify as “financial experts” as defined in the SEC rules, each of our members has made valuable contributions to the company and its shareholders as members of the audit committee.  The board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

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

Item 10.  Executive Compensation

Summary Compensation Table

The following table shows the compensation we paid to our chief executive officer and all other executive officers who earned over $100,000 for the years ended December 31, 2007 and 2006 (collectively, the “named executive officers”).

Names and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation(1)	Total
Robert P. Trask
President and Chief Executive	2007	$140,423	$10,000	—	$27,695	$178,118
Officer	2006	$129,057	$5,150	$13,968	$22,323	$170,498

Michelle M. Pennell	2007	$106,366	$5,000	—	$19,833	$131,199
Chief Financial Officer	2006	$81,438	$5,150	$3,600	$10,732	$100,920

Todd D. Hoke	2007	$103,654	$5,000	—	$13,318	$121,972
Chief Credit Officer	2006	$93,250	$5,150	$4,505	$9,917	$112,822

Karen B. Sprague	2007	$93,654	$5,000	—	$16,921	$115,575
Chief Operating Officer	2006	$85,096	$5,150	$4,505	$13,295	$108,846

(1)          All Other Compensation includes premiums paid regarding group life, accidental death and dismemberment, disability, medical and dental insurance, auto allowance, employer match for 401k plan and dues.

(2)          2006 compensation earned by named executive officers reported in the Summary Compensation Table does not include compensation amounts for services that were performed in 2005 that were transferred as pre-opening expenses to the Bank in 2006.

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

•                  Term life insurance policy providing for death benefits totaling $500,000 payable to Mr. Trask’s spouse and heirs and $1,000,000 payable to the bank;

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

•                  The restrictions on any outstanding incentive awards (including restricted stock) granted to him under our long-term equity incentive program or any other incentive plan or arrangement shall lapse and such awards shall become 100% vested, all stock options and stock appreciation rights granted to Mr. Trask shall become immediately exercisable and shall become 100% vested, and all performance units granted to him shall become 100% vested;

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

In the event that our independent accountants acting as our auditors on the date of a change in control determine that the payments provided for in Mr. Trask’s employment agreement upon Mr. Trask’s termination for good reason within a 90-day period beginning on the 30th day following a change in control constitute “excess parachute payments” (as that term is used in Section 280G of the Internal Revenue Code of 1986 and any regulations thereunder), then such compensation will be reduced to an amount the value of which is $1.00 less than the maximum amount that could be paid to Mr. Trask without the compensation being treated as “excess parachute payments” under Section 280G.

In February 2008, we entered into a new employment agreement with Mr. Trask to serve as president and chief executive officer of Atlantic Bancshares and Atlantic Community Bank.  Unless it is terminated earlier, Mr. Trask’s employment agreement provides a three year term of employment which automatically extends for additional three year renewal terms unless written notice is given by either party 60 days prior to the termination date.  The initial base salary for Mr. Trask will be $135,000, which amount is subject to annual review by the board of directors and may be increased.  Mr. Trask will be eligible to receive bonuses if he meets the goals set forth annually for him by the board of directors.  Furthermore, Mr. Trask will be eligible for our long-term equity incentive program and for the grant of stock options, restricted stock and other similar awards.  Mr. Trask will be provided with membership fees and annual dues not to exceed $1,000 for an area country club and an automobile (including all related expenses) as well as a life insurance policy for the benefit of his spouse and heirs.  Mr. Trask is entitled to participation in our retirement, health, dental, welfare and other benefit plans and programs applicable to employees generally or to senior executives.

Mr. Trask’s employment agreement may be terminated for death, disability and with or without cause by us or by Mr. Trask.  If we terminate Mr. Trask without cause, we will make a lump sum payment to Mr. Trask in an amount equal to his then current monthly base salary multiplied by 24 plus any bonus earned or accrued through the date of termination.  Definitions of the term “cause” and “disability” are contained in Mr. Trask’s employment agreement.

Upon the occurrence of a change in control, and regardless of whether Mr. Trask remains employed by us or our successor following a change in control, Mr. Trask is entitled to a lump sum cash payment in an amount equal to his then current monthly base salary multiplied by 36 plus any bonus earned or accrued through the date of change in control.  In addition, for a period of 36 months following change in control, Mr. Trask will receive payment of premiums for medical and dental insurance, disability insurance, and life insurance being provided to him prior to the change in control or to other similarly situated executives who continue their employment with us.  Also, any restrictions on any outstanding incentive awards (including restricted stock) granted to Mr. Trask under any incentive plan or arrangement will lapse and such incentive award or awards will immediately become 100% percent vested; all stock options and stock appreciation rights granted to Mr. Trask will become immediately exercisable and will become 100% vested; and any performance units granted to Mr. Trask will become 100% vested.  A detailed definition of the term “change in control” is contained in Mr. Trask’s employment agreement.

The parties intend that the severance payments and other compensation provided for in Mr. Trask’s employment agreement to be reasonable compensation for Mr. Trask’s service to us and shall not constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code.  However, if our independent accountants determine that the payments provided in his employment agreement constitute “excess parachute payments,” then the compensation paid shall be increased, on a tax gross-up basis, so as to reimburse Mr. Trask for the tax payable by him on such “excess parachute payments.”

Mr. Trask’s employment agreement also contains provisions relating to non-solicitation of customers and personnel and non-competition during the term of employment and 12 months thereafter, as well as a provision relating to the protection of confidential information and trade secrets.  These non-solicitation and non-compete provisions do not apply following a change of control.

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

•                  The restrictions on any outstanding incentive awards (including restricted stock) granted to him under our long-term equity incentive program or any other incentive plan or arrangement shall lapse and such awards shall become 100% vested, all stock options and stock appreciation rights granted to Mr. Hoke shall become immediately exercisable and shall become 100% vested, and all performance units granted to him shall become 100% vested;

•                  We will continue to pay his life insurance, disability, medical, dental, and hospitalization benefits for three years; and

•                  The restrictive covenants regarding competition and solicitation described below shall not apply.

Finally, during his employment and for a period of 12 months thereafter, Mr. Hoke may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.  The provisions in Mr. Hoke’s employment agreement regarding Section 280G payment limitations upon a change in control are identical to those described above for Mr. Trask’s June 2005 employment agreement.

In February 2008, we entered into a new employment agreement with Mr. Hoke to serve as executive vice president and chief credit officer of Atlantic Bancshares and Atlantic Community Bank.  The initial base salary for Mr. Hoke will be $105,000, which amount is subject to annual review by the board of directors and may be increased.  Mr. Hoke will be eligible to receive bonuses if he meets the goals set forth annually for him by the board of directors.  Furthermore, Mr. Hoke will be eligible for our long-term equity incentive program and for the grant of stock options, restricted stock and other similar awards.  We will pay membership fees and annual dues for various civic organizations subject to approval by our chief executive officer.  Mr. Hoke shall also have available an automobile allowance, dental and health insurance, disability insurance, retirement benefits and such other benefits or plans applicable to our employees generally or to our senior executives.  The provisions in Mr. Hoke’s employment agreement regarding the term and termination of employment, benefits payable upon change of control, and Section 280G gross-up payments as well as the confidentiality, non-solicitation and non-compete provisions are identical to those described above for Mr. Trask’s February 2008 employment agreement.

Michelle M. Pennell.  In August 2006, we entered into an employment agreement with Ms. Pennell, under which she agreed to serve as chief financial officer and executive vice president of Atlantic Bancshares and Atlantic Community Bank for a term of three years.  Ms. Pennell’s employment with the company will automatically extend for additional terms of one year unless the company delivers a notice of termination at least 60 days prior to the end of the term.  During this term, Ms. Pennell is entitled to:

•                  Initial annual salary of $100,000, which may be increased periodically by the chief executive officer;

•                  Options to purchase 10,000 shares of common stock in accordance with the stock incentive plan approved by the company’s shareholders;

•                  Car allowance of $350 per month;

•                  Participate in our retirement, medical, welfare, and other benefit programs;

•                  Payment of initiation fees and reimbursement for club dues; and

•                  Reimbursement for travel and business expenses.

Pursuant to the terms of her employment agreement, Ms. Pennell is prohibited from disclosing our trade secrets or confidential information.  If we terminate Ms. Pennell’s employment without cause, she will be entitled to severance equal to three months of her then base salary.  In addition, following a change in control, if Ms. Pennell terminates her employment for a good reason within a 90-day period beginning on the 30th day following a change in control:

•                  She will be entitled to severance equal to 36 months of her then base salary;

•                  The restrictions on any outstanding incentive awards (including restricted stock) granted to her under our long-term equity incentive program or any other incentive plan or arrangement shall lapse and such awards shall become 100% vested, all stock options and stock appreciation rights granted to Ms. Pennell shall become immediately exercisable and shall become 100% vested, and all performance units granted to her shall become 100% vested;

•                  We will continue to pay her life insurance, disability, medical, dental, and hospitalization benefits for three years; and

•                  The restrictive covenants regarding competition and solicitation described below shall not apply.

The amounts described above to be paid to Ms. Pennell in connection with a termination following a change in control will be grossed up so as to account for any additional taxes that may be owed as a result of the lump sum payment rather than periodic payments over 36 months.  The provisions in Ms. Pennell’s employment agreement regarding Section 280G payment limitations upon a change in control are identical to those described above for Mr. Trask’s June 2005 employment agreement.

During her employment and for a period of 12 months thereafter, Ms. Pennell may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

In February 2008, we entered into a new employment agreement with Ms. Pennell to serve as executive vice president and chief financial officer of Atlantic Bancshares and Atlantic Community Bank.  The initial base salary for Ms. Pennell will be $110,000, which amount is subject to annual review by the board of directors and may be increased.  The provisions in Ms. Pennell’s employment agreement regarding perquisites, term and termination of employment, benefits payable upon change of control, and Section 280G gross-up payments as well as the confidentiality, non-solicitation and non-compete provisions are identical to those described above for Mr. Hoke’s February 2008 employment agreement.

Karen B. Sprague.  In August 2006, we entered into an employment agreement with Ms. Sprague, under which she agreed to serve as chief operating officer and executive vice president of Atlantic Bancshares and Atlantic Community Bank for a term of three years.  Ms. Sprague’s employment with the company will automatically extend for additional terms of one year unless the company delivers a notice of termination at least 60 days prior to the end of the term.  During this term, Ms. Sprague is entitled to:

•                  Initial annual salary of $90,000, which may be increased periodically by the chief executive officer;

•                  Options to purchase shares of common stock equal to 1% of shares sold during capitalization in accordance with the stock incentive plan approved by the company’s shareholders;

•                  Car allowance of $350 per month;

•                  Participate in our retirement, medical, welfare, and other benefit programs;

•                  Payment of initiation fees and reimbursement for club dues; and

•                  Reimbursement for travel and business expenses.

Pursuant to the terms of her employment agreement, Ms. Sprague is prohibited from disclosing our trade secrets or confidential information.  If we terminate Ms. Sprague’s employment without cause, she will be entitled to severance equal to three months of her then base salary.  In addition, following a change in control, if Ms. Sprague terminates her employment for a good reason within a 90-day period beginning on the 30th day following a change in control:

•                  She will be entitled to severance equal to 36 months of her then base salary;

•                  The restrictions on any outstanding incentive awards (including restricted stock) granted to her under our long-term equity incentive program or any other incentive plan or arrangement shall lapse and such awards shall become 100% vested, all stock options and stock appreciation rights granted to Ms. Sprague shall become immediately exercisable and shall become 100% vested, and all performance units granted to her shall become 100% vested;

•                  We will continue to pay her life insurance, disability, medical, dental, and hospitalization benefits for three years; and

•                  The restrictive covenants regarding competition and solicitation described below shall not apply.

The amounts described above to be paid to Ms. Sprague in connection with a termination following a change in control will be grossed up so as to account for any additional taxes that may be owed as a result of the lump sum payment rather than periodic payments over 36 months.  The provisions in Ms. Sprague’s employment agreement regarding Section 280G payment limitations upon a change in control are identical to those described above for Mr. Trask’s June 2005 employment agreement.

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

In February 2008, we entered into a new employment agreement with Ms. Sprague to serve as executive vice president and chief operating officer of Atlantic Bancshares and Atlantic Community Bank.  The initial base salary for Ms. Sprague will be $95,000, which amount is subject to annual review by the board of directors and may be increased.  The provisions in Ms. Sprague’s employment agreement regarding perquisites, term and termination of employment, benefits payable upon change of control, and Section 280G gross-up payments as well as the confidentiality, non-solicitation and non-compete provisions are identical to those described above for Mr. Hoke’s February 2008 employment agreement.

Outstanding Equity Awards at Fiscal Year-End

		Number of
		Securities Underlying
		Unexercised Options	Option Exercise	Option Expiration
Name		Unexercisable	Price ($)	Date
Robert P. Trask	Options	25,032	$10.00	07/01/16
President and Chief Executive Officer	Warrants	10,000	$10.00	01/26/16

Todd D. Hoke Chief Credit Officer	Options	12,516	$10.00	07/01/16

Michelle M. Pennell Chief Financial Officer	Options	10,000	$10.00	07/01/16

Karen B. Sprague Chief Operating Officer	Options	12,516	$10.00	07/01/16

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

For a description of the employment agreements entered into between the company, the bank, and the named executive officers, please see the discussion above entitled “Employment Agreements.”

Director Compensation

Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors.  We did not pay any directors’ fees during the fiscal year ended December 31, 2007.  We may, pursuant to our bylaws, begin to compensate our directors at some time in the future.  In connection with the formation of our bank, in 2006 each director was issued warrants for 10,000 shares.  The warrants vest over a five-year period from the date of the opening date of the bank (January 26, 2006), but only if the director continues to serve as a director.  All unexercised organizer warrants expire on the tenth anniversary of the opening date of the bank (January 26, 2016), subject to earlier termination in certain circumstances pursuant to individual stock warrant agreements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 1, 2008.  Unless otherwise indicated, the address of each beneficial owner is c/o Atlantic Bancshares, Inc., 1 Sherington Drive, Suite J, Bluffton, South Carolina 29910.

Name of Beneficial Owner	Number of Shares Owned (1)	Right to Acquire (2)	% of Beneficial Ownership(3)
Gary C. Davis	10,000	4,000	1.1%
Frederick Anthony Nimmer, III	12,500	4,000	1.3%
Robyn Josselson Shirley	12,500	4,000	1.3%
Mark S. Simpson	12,600	4000	1.3%
Brian J. Smith	12,500	4,000	1.3%
Robert P. Trask	15,499	14,014	2.3%
Allen B. Ward	10,000	4,000	1.1%
Edgar L. Woods	20,000	4,000	1.9%
Michelle M. Pennell	—	4,000	*
Todd D. Hoke	10,000	5,008	1.2%
Karen B. Sprague	5,594	5,008	*
First Clearing, LLC PO Box 6570 Glen Allen, VA 23058-6570	235,532	—	18.1%

All executive officers and directors(11 persons)	121,193	56,030	13.6%

*Indicates less than 1% ownership.

(1)                                 Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, and includes shares held by a spouse, unless otherwise indicated in these footnotes.

(2)                                  Includes shares that may be acquired within the next 60 days of March 1, 2008 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.

(3)                                 For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants.  For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options.  The calculations are based on 1,251,577 shares of common stock outstanding on March 1, 2008.

Equity Compensation Plan Information

The following table sets forth the equity compensation plan information at December 31, 2007.

			Number of securities remaining available for
	Number of securities to be issued upon exercise of	Weighted-average exercise price of	future issuance under equity compensation plan (c)
	Outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column (a))
Equity compensation plans approved by security holders	69,813	$10.11	180,502

Equity compensation plans not approved by security holders	80,000	$10.00	0

Total	149,813	$10.05	180,502

(1)          Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for every share they purchased in the initial offering of the company’s common stock up to 10,000 shares at a price of $10 per share.  The warrants are represented by separate warrant agreements.  The warrants vest over a five-year period.  All unexercised organizer warrants expire on the tenth anniversary of the opening date of the bank, subject to earlier termination in certain circumstances pursuant to individual stock warrant agreements.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates.  It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties.  We do not expect these transactions to involve more than the normal risk of collectability nor present other unfavorable features to us.  Loans to individual directors and officers must also comply with our bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application.  We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

On January 1, 2006 we opened a loan production office on the south end of Hilton Head Island. In October 2007, this location was converted into a full service branch.  We leased a facility at 1 Corpus Christi Place, Suite 108, Hilton Head Island, South Carolina that has a total of 1,837 square feet for a period of one year with a one-year option to renew.  In August 2006, the organizers of the company, along with other non-organizers, formed a separate corporate entity which purchased this location that we lease.  The current lease is for a minimum of 10 years and provides two 10-year renewal terms.

Our board of directors has determined that Mr. Davis, Mr. Nimmer, Ms. Shirley, Mr. Simpson, Dr. Smith, Mr. Ward and Mr. Woods are “independent” directors, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that we selected in order to determine whether its directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-B.

Our board of directors has created an audit committee, a nominating committee and a compensation committee of the board.  The board of directors has determined that the members of each of these committees are “independent” as contemplated in the listing standards of The NASDAQ Stock Market.

Item 13.  Exhibits.

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-127242).

3.2.	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 26, 2007, File No. 333-127242).

4.1.

See Exhibits 3.1 and 3.2 for provisions in Atlantic Bancshares, Inc.’s Articles of Incorporation and Amended and Restated Bylaws defining the rights of holders of the common stock (incorporated by reference to such exhibits as filed with the Company’s Form SB-2, File No. 333-127242).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-127242).

10.1

*Employment Agreement between Atlantic Bancshares, Inc. and Robert P. Trask dated February 8, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.2	*Revised Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the period ended December 31, 2005).

10.3	Sublease Agreement between Regional Bankshares, Inc. and Atlantic Bancshares, Inc. dated June 1, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Form SB-2, File No. 333-127242).

10.4	*Atlantic Bancshares, Inc. 2006 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the period ended December 31, 2005).

10.5

Lease Agreement between Carolina Partners, LLC and Atlantic Bancshares, Inc. dated January 24, 2006 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-KSB for the period ended December 31, 2005).

10.6

Commercial Lease Agreement by and between MB Partners, LLC and Atlantic Community Bank, dated August 9, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-KSB filed August 10, 2006).

10.7

Lease Agreement between Paradigm Holdings, LLC and Atlantic Community Bank dated February 5, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.8

*Employment Agreement between Atlantic Bancshares, Inc. and Todd D. Hoke dated February 8, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.9

*Employment Agreement between Atlantic Bancshares, Inc. and Michelle M. Pennell dated February 8, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.10

*Employment Agreement between Atlantic Bancshares, Inc. and Karen B. Sprague dated February 8, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*                                         Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.  Principal Accountant Fees and Services

Elliott Davis LLC was our auditor during the fiscal years ended December 31, 2007 and 2006.  The following table shows the fees that we paid for services performed in the fiscal years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007	Year Ended December 31, 2006

Audit Fees	$37,200	$27,180
Tax Fees	3,000	2,000
All Other Fees	375	575
Total	$40,575	$29,755

Audit Fees. This category consists of the audit of the Company’s annual consolidated financial statements and for reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-QSB.

Tax Fees.  This category includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees.  This category consists of fees billed to assist in payroll-related matters.

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

Supplemental Information To Be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

We will furnish our proxy materials and audited financial statements to security holders subsequent to the filing of the annual report on this Form 10-KSB, and will furnish copies of such materials to the SEC when they are sent to security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC BANCSHARES, INC.

Date:	March 27, 2008	By:	/s/ Robert P. Trask
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

Signature	Title	Date

/s/ Gary C. Davis	Director	March 27, 2008
Gary C. Davis

/s/ Michelle M. Pennell	Chief Financial Officer and	March 27, 2008
Michelle M. Pennell	Principal Accounting Officer

/s/ Frederick Anthony Nimmer, III	Director	March 27, 2008
Frederick Anthony Nimmer, III

/s/ Robyn Josselson Shirley	Director	March 27, 2008
Robyn Josselson Shirley

/s/ Mark S. Simpson	Director	March 27, 2008
Mark S. Simpson

Chairman, Director
Brian J. Smith

/s/ Robert P. Trask	Chief Executive Officer, President,	March 27, 2008
Robert P. Trask	and Director

/s/ Allen B. Ward	Director	March 27, 2008
Allen B. Ward

Vice Chairman, Director
Edgar L. Woods

Exhibit Index

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-127242).

3.2.	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 26, 2007, File No. 333-127242).

4.1.

See Exhibits 3.1 and 3.2 for provisions in Atlantic Bancshares, Inc.’s Articles of Incorporation and Amended and Restated Bylaws defining the rights of holders of the common stock (incorporated by reference to such exhibits as filed with the Company’s Form SB-2, File No. 333-127242).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-127242).

10.1

*Employment Agreement between Atlantic Bancshares, Inc. and Robert P. Trask dated February 8, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.2	*Revised Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the period ended December 31, 2005).

10.3	Sublease Agreement between Regional Bankshares, Inc. and Atlantic Bancshares, Inc. dated June 1, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Form SB-2, File No. 333-127242).

10.4	*Atlantic Bancshares, Inc. 2006 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the period ended December 31, 2005).

10.5

Lease Agreement between Carolina Partners, LLC and Atlantic Bancshares, Inc. dated January 24, 2006 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-KSB for the period ended December 31, 2005).

10.6

Commercial Lease Agreement by and between MB Partners, LLC and Atlantic Community Bank, dated August 9, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-KSB filed August 10, 2006).

10.7

Lease Agreement between Paradigm Holdings, LLC and Atlantic Community Bank dated February 5, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.8

*Employment Agreement between Atlantic Bancshares, Inc. and Todd D. Hoke dated February 8, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.9

*Employment Agreement between Atlantic Bancshares, Inc. and Michelle M. Pennell dated February 8, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.10

*Employment Agreement between Atlantic Bancshares, Inc. and Karen B. Sprague dated February 8, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*                                         Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.