Form 10-Q
period 2008-03-31
Atlantic Bancshares, Inc.
filed 2008-05-15
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PUSUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 333-127242

Atlantic Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	20-3047433
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

1 Sherington Drive, Suite J (Sheridan Park)
Bluffton, South Carolina 29910
(Address of principal executive offices)

(843) 815-7111
(Registrant’s telephone number, including area code)

______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated (Do not check if smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,251,577 shares of common stock, no par value per share, were issued and outstanding as of May 12, 2008.

ATLANTIC BANCSHARES, INC.

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheets

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements.

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,372,204	$1,630,198

Total cash and cash equivalents	1,372,204	1,630,198

Securities available for sale	19,313,402	13,599,116
Nonmarketable equity securities	756,200	318,400

Loans receivable	68,362,686	65,764,459
Less allowance for loan losses	(862,727)	(677,850)

Loans, net	67,499,959	65,086,609

Accrued interest receivable	316,134	369,775
Premises, furniture and equipment, net	611,110	397,451
Deferred tax asset	1,095,247	1,073,313
Other assets	313,955	157,878

Total assets	$91,278,211	$82,632,740

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$5,440,378	$5,951,955
Interest-bearing transaction accounts	3,117,855	2,536,183
Savings and money market	17,975,676	17,712,595
Time deposits $100,000 and over	12,227,257	9,956,382
Other time deposits	26,894,822	27,311,987

Total deposits	65,655,988	63,469,102

Advances from Federal Home Loan Bank	12,775,000	5,000,000
Federal funds purchased	2,481,000	3,838,200
Accrued interest payable	269,607	196,852
Other liabilities	129,950	146,328

Total liabilities	81,311,545	72,650,482

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
1,251,577 shares issued and outstanding	11,982,122	11,982,122
Capital surplus	186,764	159,781
Accumulated other comprehensive income	130,618	20,518
Deficit	(2,332,838)	(2,180,163)

Total shareholders' equity	9,966,666	9,982,258

Total liabilities and shareholders’ equity	$91,278,211	$82,632,740

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Operations
(Unaudited)

	Three months ended
	March 31,	March 31,
	2008	2007
Interest income:
Loans, including fees	$1,242,895	$882,989
Securities, available for sale, taxable	221,653	58,252
Nonmarketable equity securities	7,528	151
Federal funds sold	-	23,029
Interest bearing deposits with other banks	3,147	1

Total	1,475,223	964,422

Interest expense:
Time deposits $100,000 and over	147,260	126,442
Other deposits	519,042	309,762
Other borrowings	105,932	3,730

Total	772,234	439,934

Net interest income	702,989	524,488

Provision for loan losses	225,550	79,928

Net interest income after provision for loan losses	477,439	444,560

Other operating income:
Service fees on deposit accounts	21,087	12,758
Residential mortgage origination fees	22,139	59,294
Other income	23,001	13,367

Total	66,227	85,419

Other operating expenses:
Salaries and employee benefits	418,698	399,416
Net occupancy	59,123	49,735
Professional fees	45,009	46,942
Marketing	36,204	56,070
Furniture and equipment	50,336	42,049
Data processing and related costs	68,641	63,113
Other operating	96,981	98,593

Total	774,992	755,918

Loss before income tax benefit	(231,326)	(225,939)

Income tax benefit	78,651	55,602

Net loss	$(152,675)	$(170,337)

Losses per share
Basic loss per share	$(.12)	$(.14)

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the three months ended March 31, 2008 and 2007
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	comprehensive		Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity (deficit)

December 31, 2006	1,251,577	$11,982,122	$62,373	$9,794	$(1,611,317)	$10,442,972

Net loss	-	-	-	-	(170,337)	(170,337)

Other comprehensive
income, net of tax	-	-	-	1,713	-	1,713

Total comprehensive loss	-	-	-	-	-	(168,624)

Stock based compensation	-	-	24,584	-	-	24,584

March 31, 2007	1,251,577	$11,982,122	$86,957	$11,507	$(1,781,654)	$10,298,932

December 31, 2007	1,251,577	$11,982,122	$159,781	$20,518	$(2,180,163)	$9,982,258

Net loss	-	-	-	-	(152,675)	(152,675)

Other comprehensive
income, net of tax	-	-	-	110,100	-	110,100

Total comprehensive
loss	-	-	-	-	-	(42,575)

Stock based compensation	-	-	26,983	-	-	26,983

March 31, 2008	1,251,577	$11,982,122	186,764	$130,618	$(2,332,838)	$9,966,666

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(152,675)	$(170,337)
Adjustments to reconcile net loss to net cash
used by operating activities:
Provision for loan losses	225,550	79,928
Depreciation and amortization expense	42,371	46,448
Discount (accretion) on securities available for sale	(42,188)	(5,636)
Stock-based compensation expense	26,983	24,584
Deferred income tax benefit	(78,651)	(55,602)
Decrease (increase) in interest receivable	53,641	(16,563)
Increase in interest payable	72,755	57,281
(Increase) decrease in other assets	(977)	5,058
Decrease in other liabilities	(16,378)	(18,444)

Net cash used by operating activities	130,431	(53,283)

Cash flows from investing activities:
Net increase in loans receivable, net	(2,794,000)	(7,602,152)
Purchase of premises, furniture and equipment	(256,030)	(12,057)
Purchase of securities available for sale	(8,436,871)	(1,454,020)
Purchase of nonmarketable equity securities	(437,800)	(200)
Repayments, maturities and calls of securities available for sale	2,931,590	64,236

Net cash used by investing activities	(8,993,111)	(9,004,193)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing
transaction accounts and savings accounts	333,176	(2,175,970)
Net increase in certificate of deposit and other time deposits	1,853,710	6,100,522
Net decrease in federal funds purchased	(1,357,200)	-
Net increase in FHLB advances	7,775,000	-

Net cash provided by financing activities	8,604,686	3,924,552

Net decrease in cash and cash equivalents	(257,994)	(5,132,924)

Cash and cash equivalents, beginning of the period	1,630,198	8,232,399

Cash and cash equivalents, end of the period	$1,372,204	$3,099,475

Cash paid for:
Interest	$699,479	$382,653

Income taxes	$-	$-

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted.

ATLANTIC BANCSHARES, INC.

Note 2 – Recently Issued Accounting Pronouncements – continued

Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Available-for-sale investment securities ($19,313,402 at March 31, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

ATLANTIC BANCSHARES, INC.

Note 2 – Recently Issued Accounting Pronouncements – continued

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $1,209,296.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Stock Compensation Plan

The Company granted a total of 23,500 stock options to its employees during the quarter ended March 31, 2008. No stock options were granted for the quarter ended March 31, 2007. These options vest over a five year period. Years will be measured from the grant dates. The options have an exercise price of $8.85 per share and terminate ten years after the date of grant.

The following table depicts the activity in the Company’s stock options for the period ended March 31, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1,	69,813	$10.11	69,563	$10.00
Granted	23,500	8.85	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at March 31,	93,313	$9.79	69,563	$10.00

At March 31, 2008, 24,825 of these options were exercisable. No options have been exercised.

In calculating the compensation expense for stock options, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008: dividend yield of 0 percent; expected volatility of 20.57 percent based on forecasted future volatility because there is no historical data available; risk-free interest rates that range from 3.17% to 3.20% based on a risk free rate of return corresponding to the estimated life of the option; and expected life of 7.50 years using the “simplified method” described in SAB Topic 14.D because there is no historical data available. For purposes of this calculation, compensation expense is recognized on a straight-line basis over the vesting period.

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

ATLANTIC BANCSHARES, INC.

Note 3 – Stock Compensation Plan – continued

The following table summarizes information about the stock options outstanding under the Company’s plan at March 31, 2008:

	Outstanding	Exercisable
Number of options	93,313	24,825
Weighted average remaining life	8.82 years	8.33 years
Weighted average exercise price	$9.79	$10.00
High exercise price	$11.00	$10.00
Low exercise price	$8.85	$10.00
Aggregate intrinsic value	$0.00	$0.00

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	57,400	$10.00
Granted	23,500	$8.85
Vested	(12,412)	$10.00
Forfeited	-	-

Nonvested at March 31, 2008	68,488	$9.72

Note 4 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during the first three months of 2008 or 2007 due to the net losses, therefore, basic and dilutive loss per share and diluted earnings per share were the same.

	Three months ended
	March 31, 2008	March 31, 2007
Net loss per share-basic computation:

Net loss to common shareholders	$(152,675)	$(170,337)

Average common shares outstanding - basic	1,251,577	1,251,577

Basic loss per share	$(.12)	$(.14)

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

Real estate markets have showed signs of weakening and property values have been impacted negatively by the current economic operating environment. Our primary service area, southern Beaufort County and a portion of Jasper County, are not immune to these pressures. If prevailing economic conditions locally and nationally continue to decline, our business may be affected adversely. A sustained economic downturn would likely contribute to reduced deposits, the deterioration of the quality of the loan portfolio and increased nonperforming loans which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

Overview

The following discussion describes our results of operations for the three months ended March 31, 2008 compared to March 31, 2007, and also analyzes our financial condition as of March 31, 2008 as compared to December 31, 2007.

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

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations– continued

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

Results of Operations

Net Interest Income

For the three months ended March 31, 2008, net interest income, the major component of our net income, was $702,989 as compared to $524,488 for the same period in 2007. The increase in net interest income for the first three months of 2008 was primarily due to the growth in our loan portfolio. The average rate paid on interest-bearing liabilities for the three months ended March 31, 2008 and 2007 was 4.40% and 4.87%, respectively, while the average rate realized on interest-earning assets was 7.05% and 7.83%, respectively for the same period. The net interest spread was 2.65% and 2.96%, respectively, for the three month period ended March 31, 2008 and 2007. The decrease in net interest spread for the first three months of 2008 is a result of the recent decreases in the Federal Reserve short-term rates and the resulting decrease in the yields we generated on our earning assets (from variable rate loan repricing and new loans at lower rates), which more than offset the benefit we received from the repricing of our rate sensitive liabilities. The net result was a decrease in net interest spread of 31 basis points during the three-month period ended March 31, 2008, as compared to the three-month period ended March 31, 2007.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $862,727 and $465,500, or 1.26% and 1.00% of total loans, as of March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, the provision was $225,550 and $79,928, respectively. Nonperforming loans at March 31, 2008 totaled $1,513,476. In addition, five loans totaling $1,524,402 were impaired as of March 31, 2008 and loans totaling $2,437,010 were considered criticized loans. The impaired loans include a $917,966 participation we hold on a commercial real estate development on the South Carolina coast. The amount of the impairment on this loan is not readily determinable. Based upon our internal calculations of the present value of the collateral supporting this loan, we believe our loan on this development is impaired by approximately $175,000, and we have increased our reserves to reflect this impairment. However, the actual impairment on this loan may be greater or less than this amount. An updated appraisal has been ordered on the underlying collateral, and once this appraisal is finalized, we will adjust our estimate of the impairment on this loan, if necessary. In contrast, we did not have any nonperforming or classified loans at March 31, 2007, and loans totaling $788,380 were criticized as of March 31, 2007.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase,

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations– continued

we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Noninterest Income

Total noninterest income for the three months ended March 31, 2008 and 2007 was $66,227 and $85,419, respectively. Decreased mortgage loan sale volume caused mortgage origination fee income to decrease $37,155 to $22,139 for the three months ended March 31, 2008 as compared the three months ended March 31, 2007. An increased number of deposit accounts produced service charges on deposit accounts totaling $21,087 for the quarter ended March 31, 2008 as compared to $12,578 for the three months ended March 31, 2007.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2008 and 2007 was $774,992 and $755,918, respectively. The primary component of noninterest expense was salaries and benefits, which were $418,698 and $399,416 for the three months ended March 31, 2008 and 2007, respectively. The number of employees for the quarter ended March 31, 2008 remained flat compared to the quarter ended March 31, 2007. The increase in salaries and benefits is mainly related to annual merit increases. There were no significant changes in the other categories of other operating expenses.

Net Loss

The combination of the above factors resulted in a net loss for the three months ended March 31, 2008 of $152,675, or $.12 per share, after the recognition of an income tax benefit of $78,651 for the period. For the period ended March 31, 2007, the net loss was $170,337, or $0.14 per share, after the recognition of an income tax benefit of $55,602 for the period.

Assets and Liabilities

During the first three months of 2008, total assets increased $8,645,471, or 10.46%, to $91,278,211 at March 31, 2008 when compared to December 31, 2007. The primary growth in assets was an increase in securities available for sale of $5,714,286. Securities available for sale were $19,313,402 as of March 31, 2008. Loans receivable increased $2,598,227 to $68,362,686 as of March 31, 2008 when compared to December 31, 2007. We also entered into an arbitrage agreement where a $5,000,000 in Federal Home Loan Bank advance was obtained to purchase the same amount of securities available for sale. Loan growth was funded mainly from deposit growth of $2,186,886.

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations– continued

Loans

We experienced moderate loan growth during the first three months of 2008. Net loans increased by $2,413,350 to $67,499,959 during the period. As shown below, the largest category of loans was real estate mortgage loans which increased $1,786,061 to $44,476,303 from December 31, 2007 to March 31, 2008. Balances within the major loans receivable categories as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Real estate:
Mortgage	$44,476,303	$42,690,242
Construction, land and land development	18,346,428	18,027,664

Total real estate loans	62,822,731	60,717,906

Commercial and industrial	5,113,223	4,561,846
Consumer and other	523,564	592,378
Deferred origination fees, net	(96,832)	(107,671)

Gross loans	68,362,686	65,764,459
Less allowance for loan losses	(862,727)	(677,850)

Loans, net	$67,499,959	$65,086,609

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2008, we had five loans that were impaired totaling $1,524,402. Four of these loans totaling $1,513,476 are secured by real estate and one loan totaling $10,926 is secured by an automobile. Included in the allowance for loan losses at March 31, 2008 was $315,106 related to impaired loans.

Nonaccrual loans totaled $1,513,476 at March 31, 2008. There were no nonaccrual loans at March 31, 2007. Additionally, as of March 31, 2008 and 2007, we had no loans 90 days or more past due and still accruing interest.

The following table depicts the activity in the allowance for loan losses for the period ended March 31, 2008 and 2007:

	March 31,
	2008	2007
Balance, January 1,	$677,850	$389,340
Provision for loan losses for the period	225,550	79,928
Net loans (charged-off) recovered during the period	(40,673)	(3,768)

Balance, end of period	$(862,727)	$(465,500)

Gross loans outstanding, end of period	$68,362,686	$46,418,019

Allowance for loan losses to loans outstanding	1.26%	1.00%

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations– continued

Deposits

Total deposits were $65,655,988 at March 31, 2008, as compared to $63,469,102 at December 31, 2007. The largest category of deposits was other time deposits which totaled $26,894,822 at March 31, 2008, as compared to $27,311,987 at December 31, 2007. Brokered certificates of deposits represent $18,396,000 of these other time deposits. Savings and money market accounts totaled $17,975,676 at March 31, 2008, as compared to $17,712,595 at December 31, 2007. Time deposits $100,000 and over accounts increased 2,270,875 to $12,227,257 at March 31, 2008. Existing competition and new entrants to our market have created increased competition for local core deposits which has slowed our deposit growth rate.

Balances within the major deposit categories as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Non-interest bearing transaction accounts	$5,440,378	$5,951,955
Interest-bearing transaction accounts	3,117,855	2,536,183
Savings and money market	17,975,676	17,712,595
Time deposit $100,000 and over	12,227,257	9,956,382
Other time deposits	26,894,822	27,311,987

Total deposits	$65,655,988	$63,469,102

Other Borrowings

Other borrowings are comprised of Federal Home Loan Bank of Atlanta (“FHLB”) advances. FHLB advances are collateralized by a portion of our investment portfolio and by our investment in Federal Home Loan Bank stock. FHLB advances increased $7,775,000 to $12,775,000 at March 31, 2008, as compared to December 31, 2007. During the quarter ended March 31, 2008, we entered into an arbitrage agreement where a $5,000,000 FHLB advance was obtained to purchase the same amount of securities available for sale.

FHLB advances as of March 31, 2008 and December 31, 2007 are as follows:

		March 31, 2008	December 31, 2007
Maturity	Rate	Balance	Balance
Daily	3.000%	$2,775,000	$-
11/29/2017	3.484%	5,000,000	5,000,000
03/12/2010	2.640%	5,000,000	-

Total other borrowings		$12,775,000	$5,000,000

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations– continued

or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, federal funds sold, and other borrowings to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of March 31, 2008, we had lines of credit to purchase federal funds from unrelated banks totaling $7,400,000, consisting of a $2,800,000 line secured by investment securities, and $4,600,000 of unsecured lines. As of March 31, 2008, $2,481,000 was outstanding on the secured line of credit and $4,919,000 remained unused on lines of credit. The lenders have reserved the right to withdraw the unsecured lines at their option. These lines of credit are available on various structures for general corporate purposes.

Capital Resources

Total shareholders' equity decreased $15,592 during the first three months of 2008 to $9,966,666. The decrease is primarily attributable to the net loss for the period of $152,675 offset by $110,100 related to unrealized gains on securities and $26,983 for stock-based compensation expense.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company. Nevertheless, our bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regardless, our bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of March 31, 2008, as well as the ratios to be considered “well capitalized.”

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations– continued

The following table summarizes the bank’s risk-based capital at March 31, 2008:

Shareholders’ equity	$9,515,018
Less-unrealized net gain on available-for-sale securities	(130,618)
Less-disallowed deferred tax assets	(1,027,660)

Tier 1 capital	$8,356,740

Plus - allowance for loan losses (1)	828,900

Total capital	$9,185,640

Risk-weighted assets	$66,280,000

Risk-based capital ratios:

Tier 1 capital (to risk-weighted assets)	12.61%
Total capital (to risk-weighted assets)	13.86%
Tier 1 capital (to total average assets)	9.79%

__________________________
      (1) Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2008, we had issued commitments to extend credit of $12,208,579 through various types of lending arrangements. We had $254,422 of unused credit under pre-arranged overdraft plans and overdraft protection plans offered on deposit accounts. There were also $245,073 outstanding commercial letters of credit at March 31, 2008.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2008.

	Within	After Three	One	Greater
	Three	Through Twelve	Through	Than
	Months	Months	Five Years	Five Years	Total
Unused commitments to extend credit	$1,782,682	$2,181,686	$4,317,010	$4,181,623	$12,463,001

Standby commercial letters of credit	180,073	65,000	-	-	245,073

Totals	$1,962,755	$2,246,686	$4,317,010	$4,181,623	$12,708,074

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

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations– continued

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the financial statements at December 31, 2007, as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements. Refer to the portions of the discussion in this report on Form 10-Q and in our Form 10-KSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.   Other Information

Not applicable

Item 6.   Exhibits

10.1	Commercial Lease Agreement by and between Atlantic Community Bank and Paradigm Holdings, LLC dated as of
February 5, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed
February 5, 2008).

10.2	Employment Agreement by and between Robert P. Trask and Atlantic Bancshares, Inc. dated February 8, 2008
(incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed February 5, 2008).

10.3	Employment Agreement by and between Todd D. Hoke and Atlantic Bancshares, Inc. dated February 8, 2008
(incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed February 5, 2008).

10.4	Employment Agreement by and between Michelle M. Pennell and Atlantic Bancshares, Inc. dated February 8,2008
(incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed February 5, 2008).

10.5	Employment Agreement by and between Karen B. Sprague and Atlantic Bancshares, Inc. dated February 8, 2008
(incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed February 5, 2008).

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

ATLANTIC BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008	By: /s/ Robert P. Trask
Robert P. Trask
President and Chief Executive Officer

Date: May 14, 2008	By: /s/ Michelle M. Pennell
Michelle M. Pennell
Principal Financial Officer

ATLANTIC BANCSHARES, INC.

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Commercial Lease Agreement by and between Atlantic Community Bank and Paradigm Holdings, LLC dated as of
February 5, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed
February 5, 2008).

10.2	Employment Agreement by and between Robert P. Trask and Atlantic Bancshares, Inc. dated February 8, 2008
(incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed February 5, 2008).

10.3	Employment Agreement by and between Todd D. Hoke and Atlantic Bancshares, Inc. dated February 8, 2008
(incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed February 5, 2008).

10.4	Employment Agreement by and between Michelle M. Pennell and Atlantic Bancshares, Inc. dated February 8,2008
(incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed February 5, 2008).

10.5	Employment Agreement by and between Karen B. Sprague and Atlantic Bancshares, Inc. dated February 8, 2008
(incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed February 5, 2008).

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.