Form 10-Q
period 2008-06-30
Atlantic Bancshares, Inc.
filed 2008-08-13
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PUSUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 333-127242

Atlantic Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	20-3047433
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

One Sheridan Park Circle
P. O. Box 3077
Bluffton, South Carolina 29910
(Address of principal executive offices)

(843) 815-7111
(Registrant’s telephone number, including area code)

______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated (do not check if smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,251,577 shares of common stock, no par value per share, were issued and outstanding as of August 4, 2008.

ATLANTIC BANCSHARES, INC.

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheets

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements.

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,055,266	$1,630,198

Total cash and cash equivalents	1,055,266	1,630,198

Securities available for sale	17,646,549	13,599,116
Nonmarketable equity securities	823,700	318,400

Loans receivable	70,425,793	65,764,459
Less allowance for loan losses	(1,041,065)	(677,850)

Loans, net	69,384,728	65,086,609

Accrued interest receivable	330,188	369,775
Premises, furniture and equipment, net	978,777	397,451
Deferred tax asset	1,319,194	1,073,313
Other assets	724,917	157,878

Total assets	$92,263,319	$82,632,740

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$5,908,549	$5,951,955
Interest-bearing transaction accounts	2,631,404	2,536,183
Savings and money market	17,200,939	17,712,595
Time deposits $100,000 and over	14,882,107	9,956,382
Other time deposits	24,091,428	27,311,987

Total deposits	64,714,427	63,469,102

Advances from Federal Home Loan Bank	15,000,000	5,000,000
Federal funds purchased	2,539,600	3,838,200
Accrued interest payable	278,340	196,852
Other liabilities	170,489	146,328

Total liabilities	82,702,856	72,650,482

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
1,251,577 shares issued and outstanding	11,982,122	11,982,122
Capital surplus	215,281	159,781
Accumulated other comprehensive income (loss)	(158,965)	20,518
Deficit	(2,477,975)	(2,180,163)

Total shareholders' equity	9,560,463	9,982,258

Total liabilities and shareholders' equity	$92,263,319	$82,632,740

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Operations
(Unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$2,434,352	$1,893,996	$1,191,457	$1,011,007
Securities, available for sale, taxable	466,057	136,225	244,404	77,973
Nonmarketable equity securities	17,636	2,849	10,108	2,698
Federal funds sold	123	31,567	123	8,538
Interest bearing deposits with other banks	3,722	14	575	13

Total	2,921,890	2,064,651	1,446,667	1,100,229

Interest expense:
Time deposits $100,000 and over	315,712	248,024	168,452	121,582
Other deposits	951,831	705,905	432,789	396,143
Other borrowings	212,495	16,921	106,563	13,191

Total	1,480,038	970,850	707,804	530,916

Net interest income	1,441,852	1,093,801	738,863	569,313

Provision for loan losses	427,950	155,530	202,400	75,602

Net interest income after provision for loan losses	1,013,902	938,271	536,463	493,711

Other operating income:
Service fees on deposit accounts	43,118	27,568	22,031	14,810
Residential mortgage origination fees	25,524	121,184	3,385	61,890
Other income	49,868	34,819	26,867	21,452

Total	118,510	183,571	52,283	98,152

Noninterest expense:
Salaries and employee benefits	838,104	812,459	419,406	413,043
Net occupancy	136,219	92,063	77,096	42,328
Professional fees	87,399	104,975	42,390	58,033
Marketing	77,377	141,587	41,173	85,517
Furniture and equipment	95,424	87,192	45,089	45,143
Data processing and related costs	140,454	124,199	71,813	61,086
Other operating	208,667	193,261	111,685	94,668

Total	1,583,644	1,555,736	808,652	799,818

Loss before income tax benefit	(451,232)	(433,894)	(219,906)	(207,955)

Income tax benefit	153,420	126,312	74,769	70,710

Net loss	$(297,812)	$(307,582)	$(145,137)	$(137,245)

Losses per share
Basic loss per share	$(.24)	$(.25)	$(.12)	$(.11)

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the six months ended June 30, 2008 and 2007
(Unaudited)

				Accumulated
	Common stock		Additional	Other		Total
			Paid-in	comprehensive		Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity (deficit)

December 31, 2006	1,251,577	$11,982,122	$62,373	$9,794	$(1,611,317)	$10,442,972

Net loss	-	-	-	-	(307,582)	(307,582)

Other comprehensive
income, net of tax	-	-	-	(73,643)	-	(73,643)

Total comprehensive loss	-	-	-	-	-	(381,225)

Stock based compensation	-	-	49,442	-	-	49,422

June 30, 2007	1,251,577	$11,982,122	$111,815	$(63,849)	$(1,918,899)	$10,111,189

December 31, 2007	1,251,577	$11,982,122	$159,781	$20,518	$(2,180,163)	$9,982,258

Net loss	-	-	-	-	(297,812)	(297,812)

Other comprehensive
income, net of tax	-	-	-	(179,483)	-	(179,483)

Total comprehensive
income	-	-	-	-	-	(477,295)

Stock based compensation	-	-	55,500	-	-	55,500

June 30, 2008	1,251,577	$11,982,122	$215,281	$(158,965)	$(2,477,975)	$9,560,463

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(297,812)	$(307,582)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Provision for loan losses	427,950	155,530
Depreciation and amortization expense	80,764	86,261
Accretion on securities available for sale	(66,689)	(13,672)
Stock-based compensation expense	55,500	49,442
Deferred income tax benefit	(153,420)	(126,311)
Decrease (increase) in interest receivable	39,587	(80,642)
Increase (decrease) in interest payable	81,488	(29,497)
Decrease (increase) in other assets	15,388	(17,472)
Increase in other liabilities	24,161	52,546

Net cash provided (used) by operating activities	206,917	(231,397)

Cash flows from investing activities:
Net increase in loans receivable, net	(5,308,496)	(15,146,548)
Purchase of premises, furniture and equipment	(662,800)	(28,597)
Purchase of securities available for sale	(8,436,871)	(3,018,401)
Purchase of nonmarketable equity securities	(662,090)	(200)
Repayments, maturities and calls of securities available for sale	4,184,183	177,472
Repayments of nonmarketable equity securities	157,500	-

Net cash used by investing activities	(10,728,574)	(18,016,274)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, interest-bearing
transaction accounts and savings accounts	(459,841)	1,592,719
Net increase in certificate of deposit and other time deposits	1,705,166	11,044,315
Net decrease in federal funds purchased	(1,298,600)	-
Net increase in FHLB advances	10,000,000	-

Net cash provided by financing activities	9,946,725	12,637,034

Net decrease in cash and cash equivalents	(574,932)	(5,610,637)

Cash and cash equivalents, beginning of the period	1,630,198	8,232,399

Cash and cash equivalents, end of the period	$1,055,266	$2,621,762

Cash paid for:
Interest	$1,398,550	$1,000,347

Income taxes	$-	$-

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007.

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, and money market funds.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

ATLANTIC BANCSHARES, INC.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2008 are as follows:

	Quoted	Significant	Significant
	Market Price	Other	Unobservable
	in active	Observable	Inputs
	markets	Inputs	(Level 3)
	(Level 1)	(Level 2)
Available for Sale Securities	$-	$17,646,549	$-

Total	$-	$17,646,549	$-

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $1,238,473.

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

Note 3 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during the first six months of 2008 and 2007 due to the net loss. As a result, basic and dilutive loss per share and diluted earnings per share were the same.

Net loss per share-basic computation:

	Six months ended
	June 30, 2008	June 30, 2007
Net loss per share-basic computation:

Net loss to common shareholders	$(297,812)	$(307,582)

Average common shares outstanding - basic	1,251,577	1,251,577

Basic loss per share	$(.24)	$(.25)

ATLANTIC BANCSHARES, INC.

	Three months ended
	June 30, 2008	June 30, 2007
Net loss per share-basic computation:

Net loss to common shareholders	$(145,137)	$(137,245)

Average common shares outstanding - basic	1,251,577	1,251,577

Basic loss per share	$(.12)	$(.11)

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

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the anticipated results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, continuing to be weak resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the amount of our real estate-based loans, and the weakness in the commercial real estate market;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

All forward-looking statements in this report are based on information available to us as of the date of this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Real estate markets continue to show signs of weakening and property values have been impacted negatively by the current economic operating environment. Our primary service area, southern Beaufort County and a portion of Jasper County, are not immune to these pressures. If prevailing economic conditions locally and nationally continue to decline, our business may be affected adversely. A sustained economic downturn would likely contribute to reduced deposits, the deterioration of the quality of the loan portfolio and increased nonperforming loans which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

ATLANTIC BANCSHARES, INC.

Overview

The following discussion describes our results of operations for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007, as well as results for the six months ended June 30, 2008 and 2007, along with our financial condition as of June 30, 2008 as compared to December 31, 2007. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Net Interest Income

For the six months ended June 30, 2008, net interest income, the major component of our net income, was $1,441,852 as compared to $1,093,801 for the same period in 2007. The increase in net interest income for the first six months of 2008 was primarily due to the growth in our loan portfolio, which typically provides higher interest yields than other types of interest earning assets, and increases our net interest spread. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2008 and 2007 was 4.07% and 4.88%, respectively, while the average rate realized on interest-earning assets was 6.80% and 7.79%, respectively for the same period. The net interest spread was 2.73% and 2.91%, respectively, for the six month period ended June 30, 2008 and 2007. The decrease in net interest spread for the first six months of 2008 is a result of the recent decreases in the Federal Reserve short-term rates and the resulting decrease in the yields we generated on our earning assets (from variable rate loan repricing and new loans at lower rates), which more than offset the benefit we received from the repricing of our rate sensitive liabilities. The net result was a decrease in net interest spread of 18 basis points during the six-month period ended June 30, 2008, as compared to the six-month period ended June 30, 2007.

For the three months ended June 30, 2008, net interest income was $738,863 as compared to $569,313 for the same period in 2007. The average rate paid on interest-bearing liabilities for the three months ended June 30, 2008 and 2007 was 3.91% and 4.89%, respectively, while the average rate realized on interest-earning assets was 6.51% and 7.75% for the same periods. The net interest spread was 2.60% and 2.86% for the three month period ended June 30, 2008 and 2007, respectively.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,041,065 and $540,900, or 1.48% and 1.00% of total loans, as of June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the provision was $427,950 and $155,530, respectively. Nonperforming loans at June 30, 2008 totaled $1,035,644. In addition, five loans totaling $1,238,473 were impaired as of June 30, 2008 and loans totaling $2,847,867 were considered criticized loans. The impaired loans include a $867,066 participation we hold on a commercial real estate development on the South Carolina coast. The amount of the impairment on this loan is not easily determinable. Based upon calculations of the present value of the collateral supporting this loan, we believe our loan on this development is impaired by approximately $220,000, and we have increased our reserves to reflect this impairment. However, the actual impairment on this loan may be greater or less than this amount. Principal payments on this loan totaling $50,900 have been received during the quarter ended June 30, 2008. In contrast, there was one classified nonperforming loan totaling $181,670 and $2,127,659 criticized loans at June 30, 2007.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number

ATLANTIC BANCSHARES, INC.

of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. In addition, the recent downturn in the real estate market has resulted in an increase loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, delinquencies and defaults will likely increase, and it is more likely that we would be required to increase our allowance for loan losses. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Noninterest Income

Total noninterest income for the six months ended June 30, 2008 and 2007 was $118,510 and $183,571, respectively. Decreased mortgage loan sale volume caused mortgage origination fee income to decrease $95,660 to $25,524 for the six months ended June 30, 2008 as compared to $121,184 for the six months ended June 30, 2007. This decrease was partially offset by an increased number of deposit accounts producing service charges, which totaled $43,118 for the six months ended June 30, 2008 as compared to $27,568 for the six months ended June 30, 2007.

Total noninterest income for the three months ended June 30, 2008 and 2007 was $52,283 and $98,152, respectively. Decreased mortgage loan sale volume caused mortgage origination fee income to decrease $58,505 to $3,385 for the three months ended June 30, 2008 as compared to $61,890 for the three months ended June 30, 2007. Again, service charges on deposit accounts totaled $22,031 for the three months ended June 30, 2008 as compared to $14,810 for the three months ended June 30, 2007. This increase was due primarily to growth in the number of deposit accounts.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2008 and 2007 was $1,583,644 and $1,555,736, respectively. The primary component of noninterest expense was salaries and benefits, which were $838,104 and $812,459 for the six months ended June 30, 2008 and 2007, respectively, with this increase resulting from our continued growth. In addition, net occupancy expense increased $44,156 to $136,219 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. This increase resulted from the consolidation and relocation of our original main branch and the operations center to a renovated facility in the same commercial subdivision on July 21, 2008. Rent expense for the new facility began in March 2008 when the leasehold improvements began to upfit the existing building for the consolidation. Marketing expense decreased $64,210 to $77,377 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. In early 2008, management shifted marketing responsibilities from an outside advertising agency to an in-house position, resulting in a reduction in marketing expenses compared to the prior year.

Total noninterest expense for the three months ended June 30, 2008 and 2007 was $808,652 and $799,818, respectively. The primary component of noninterest expense was salaries and benefits, which were $419,406 and $413,043 for the three months ended June 30, 2008 and 2007, respectively. Net occupancy expenses increased $34,768 to $77,096 for the three months ended June 30, 2008 and 2007, respectively and were attributable to increased rent expense.

ATLANTIC BANCSHARES, INC.

Net Loss

The combination of the above factors resulted in a net loss for the six months ended June 30, 2008 of $297,812, or $.24 per share, after the recognition of an income tax benefit of $153,420 for the period. For the period ended June 30, 2007, the net loss was $307,582, or $0.25 per share, after the recognition of an income tax benefit of $126,312 for the period.

Net loss for the three months ended June 30, 2008 was $145,137, or $.12 per share, after recognition of an income tax benefit of $74,769 for the quarter. Net loss for the three months ended June 30, 2007 was $137,245, or $.11 per share, after recognition of an income tax benefit of $70,710 for the quarter.

Assets and Liabilities

During the first six months of 2008, total assets increased $9,630,579, or 11.65%, to $92,263,319 at June 30, 2008 when compared to December 31, 2007. Loans receivable increased $4,661,334 to $70,425,793 as of June 30, 2008 when compared to December 31, 2007. Securities available for sale increased $4,047,433 to $17,646,549 when compared to December 31, 2007. In March 2008, we entered into an arbitrage agreement where a $5,000,000 Federal Home Loan Bank advance was obtained to purchase the same amount of securities available for sale. A $3,000,000 brokered deposit matured in the quarter ended June 30, 2008 and was repaid with Federal Home Loan Bank advances. Loan growth was funded from deposit growth of $1,245,325 and additional borrowings.

Loans

We experienced moderate loan growth during the first six months of 2008. Net loans increased by $4,298,119 to $69,384,728 during the period. As shown below, the largest category of loans was real estate mortgage loans which increased $2,883,214 to $45,573,456 from December 31, 2007 to June 30, 2008. Balances within the major loans receivable categories as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007

Real estate:
Mortgage	$45,573,456	$42,690,242
Construction, land and land development	17,903,735	18,027,664

Total real estate loans	63,477,191	60,717,906

Commercial and industrial	6,526,372	4,561,846
Consumer and other	507,796	592,378
Deferred origination fees, net	(85,566)	(107,671)

Gross loans	70,425,793	65,764,459
Less allowance for loan losses	(1,041,065)	(677,850)

Loans, net	$69,384,728	$65,086,609

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At June 30, 2008, we had five loans that were impaired totaling $1,238,473. Four of these loans totaling $1,227,547 are secured by real estate and one loan totaling $10,926 is secured by an automobile. Included in the allowance for loan losses at June 30, 2008 was $477,543 related to impaired loans.

Nonaccrual loans totaled $1,035,644 at June 30, 2008. There was one nonaccrual loan totaling $181,670 at June 30, 2007. As of June 30, 2008 and 2007, we had no loans 90 days or more past due and still accruing interest.

ATLANTIC BANCSHARES, INC.

The following table depicts the activity in the allowance for loan losses for the periods ended June 30, 2008 and 2007:

	June 30,
	2008	2007
Balance, January 1,	$677,850	$389,340
Provision for loan losses for the period	427,950	155,530
Net loans (charged-off) recovered during the period	(64,735)	(3,970)

Balance, end of period	$(1,041,065)	$(540,900)

Gross loans outstanding, end of period	$70,425,793	$53,962,213

Allowance for loan losses to loans outstanding	1.48%	1.00%

Deposits

Total deposits were $64,714,427 at June 30, 2008, as compared to $63,469,102 at December 31, 2007. The largest category of deposits was other time deposits which totaled $24,091,428 at June 30, 2008, as compared to $27,311,987 at December 31, 2007. Brokered certificates of deposits represent $15,396,000 of these other time deposits. Savings and money market accounts totaled $17,200,939 at June 30, 2008, as compared to $17,712,595 at December 31, 2007. Time deposits $100,000 and over accounts increased $4,925,725 to $14,882,107 at June 30, 2008. Existing competition and new entrants to our market have created increased competition for local core deposits which has slowed our total deposit growth rate.

Balances within the major deposit categories as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Non-interest bearing transaction accounts	$5,908,549	$5,951,955
Interest-bearing transaction accounts	2,631,404	2,536,183
Savings and money market	17,200,939	17,712,595
Time deposit $100,000 and over	14,882,107	9,956,382
Other time deposits	24,091,428	27,311,987

Total deposits	$64,714,427	$63,469,102

Other Borrowings

Other borrowings are comprised of Federal Home Loan Bank of Atlanta (“FHLBA”) advances. FHLBA advances are collateralized by pledged FHLBA stock, certain commercial and residential loans and by a portion of our investment portfolio. FHLBA advances increased $10,000,000 to $15,000,000 at June 30, 2008, as compared to December 31, 2007. During the quarter ended March 31, 2008, we entered into an arbitrage agreement where a $5,000,000 FHLBA advance was obtained to purchase the same amount of securities available for sale. During the quarter ended June 30, 2008, we replaced a $3,000,000 brokered certificate of deposit with $3,000,000 in FHLBA advances.

FHLB advances as of June 30, 2008 and December 31, 2007 are as follows:

		June 30, 2008	December 31, 2007
Maturity	Rate	Balance	Balance
Daily	2.390%	$2,000,000	$-
11/30/2009	3.340%	1,000,000	-
03/12/2010	2.640%	5,000,000	-
05/28/2010	3.580%	1,000,000	-
05/31/2011	3.930%	1,000,000	-
11/29/2017	3.484%	5,000,000	5,000,000

Total other borrowings		$15,000,000	$5,000,000

ATLANTIC BANCSHARES, INC.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, federal funds sold, and other borrowings to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of June 30, 2008, we had lines of credit to purchase federal funds from unrelated banks totaling $7,400,000, consisting of a $2,800,000 line secured by investment securities, and $4,600,000 of unsecured lines. As of June 30, 2008, $2,539,600 was outstanding on the secured line of credit and $4,860,400 remained unused on lines of credit. The lenders have reserved the right to withdraw the unsecured lines at their option. These lines of credit are available on various structures for general corporate purposes.

Capital Resources

Total shareholders’ equity decreased $421,795 during the first six months of 2008 to $9,560,463. The decrease is primarily attributable to the net loss for the period of $297,812, in addition to $179,483 related to unrealized losses on securities offset by $55,500 for stock-based compensation expense.

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

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are

ATLANTIC BANCSHARES, INC.

subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of June 30, 2008, as well as the ratios to be considered “well capitalized.”

The following table summarizes the bank’s risk-based capital at June 30, 2008:

Shareholders' equity	$9,112,409
Add-unrealized net loss on available-for-sale securities	158,965
Less-disallowed deferred tax assets	(1,235,065)

Tier 1 capital	$8,036,309

Plus - allowance for loan losses(1)	846,775

Total capital	$8,883,084

Risk-weighted assets	$67,547,000

Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	11.90%
Total capital (to risk-weighted assets)	13.15%
Tier 1 capital (to total average assets)	8.92%

__________________________
    (1)        Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2008, we had issued commitments to extend credit of $10,855,988 through various types of lending arrangements. We had $263,840 of unused credit under pre-arranged overdraft plans and overdraft protection plans offered on deposit accounts. There were also $236,073 outstanding commercial letters of credit at June 30, 2008.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2008.

	Within	After Three	One	Greater
	Three	Through Twelve	Through	Than
	Months	Months	Five Years	Five Years	Total
Unused commitments to extend credit	$721,799	$3,202,787	$3,219,719	$3,975,523	$11,119,828

Standby commercial letters of credit	25,000	211,073	-	-	236,073

Totals	$746,799	$3,413,860	$3,219,719	$3,975,523	$11,355,901

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

ATLANTIC BANCSHARES, INC.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of security holders during the quarter ended June 30, 2008 at our annual meeting of shareholders held on May 9, 2008. The matters were the election of the board of directors for a one year term and to ratify the appointment of Elliott Davis, LLC as our independent registered public accounting firm for fiscal year 2008. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for and those withheld or abstained (there were no broker non-votes).

Proposal #1 – Election of the Board of Directors to serve for a one-year term

Our directors are elected for one-year terms at each annual meeting. The current directors are listed below. Each director was nominated for election and stood for election at the annual meeting on May 9, 2008 for a one-year term. Votes for the election of the directors were as follows:

	Voting Shares in
Name of Directors	Favor		Withheld
	#	%	Authority
Gary C. Davis	807,867	97.09%	24,189
Frederick Anthony Nimmer, III	807,867	97.09%	24,189
Robyn Josselson Shirley	807,867	97.09%	24,189
Mark S. Simpson	807,867	97.09%	24,189
Brian J. Smith	807,867	97.09%	24,189
Robert P. Trask	807,867	97.09%	24,189
Allen B. Ward	807,867	97.09%	24,189
Edgar L. Woods	807,867	97.09%	24,189
Gary C. Davis	807,867	97.09%	24,189

Proposal #2 – Ratify the appointment of Elliott Davis, LLC as our independent registered public accounting firm for fiscal year 2008

The vote of the shareholders to ratify the appointment of Elliott Davis as out independent registered public accounting firm for fiscal year 2008 was 815,267 shares voted in favor, 16,189 shares voted against, and 600 shares abstained.

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

Date: August 11, 2008	By: /s/ Robert P. Trask
Robert P. Trask
President and Chief Executive Officer

Date: August 11, 2008	By: /s/ Michelle M. Pennell
Michelle M. Pennell
Principal Financial Officer

-

ATLANTIC BANCSHARES, INC.

EXHIBIT INDEX

Exhibit
Number               Description

31.1         Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2         Rule 15d-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.