Form 10-Q
period 2008-09-30
Atlantic Bancshares, Inc.
filed 2008-11-13
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PUSUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,251,577 shares of common stock, no par value per share, were issued and outstanding as of November 11, 2008.

ATLANTIC BANCSHARES, INC.

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheets

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements.

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,759,305	$1,630,198

Total cash and cash equivalents	1,759,305	1,630,198

Securities available for sale	16,772,118	13,599,116
Nonmarketable equity securities	891,200	318,400

Loans receivable	72,233,353	65,764,459
Less allowance for loan losses	(983,216)	(677,850)

Loans, net	71,250,137	65,086,609

Accrued interest receivable	323,068	369,775
Premises, furniture and equipment, net	1,231,468	397,451
Deferred tax asset	1,327,404	1,073,313
Other assets	531,541	157,878

Total assets	$94,086,241	$82,632,740

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$7,948,290	$5,951,955
Interest-bearing transaction accounts	1,727,030	2,536,183
Savings and money market	16,521,854	17,712,595
Time deposits $100,000 and over	17,740,736	9,956,382
Other time deposits	21,785,059	27,311,987

Total deposits	65,722,969	63,469,102

Advances from Federal Home Loan Bank	16,500,000	5,000,000
Federal funds purchased	1,824,900	3,838,200
Accrued interest payable	305,982	196,852
Other liabilities	159,080	146,328

Total liabilities	84,512,931	72,650,482

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized;
No shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
1,251,577 shares issued and outstanding	11,982,122	11,982,122
Capital surplus	244,114	159,781
Accumulated other comprehensive income (loss)	(54,163)	20,518
Deficit	(2,598,763)	(2,180,163)

Total shareholders' equity	9,573,310	9,982,258

Total liabilities and shareholders' equity	$94,086,241	$82,632,740

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Operations
(Unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest income:
Loans, including fees	$3,657,855	$3,015,221	$1,223,503	$1,121,225
Securities, available for sale, taxable	686,136	241,073	220,079	104,848
Nonmarketable equity securities	23,721	4,247	6,085	1,397
Federal funds sold	335	45,540	212	13,973
Interest bearing deposits with other banks	4,508	45	786	31

Total	4,372,555	3,306,126	1,450,665	1,241,474

Interest expense:
Time deposits $100,000 and over	481,519	366,573	165,807	118,548
Other deposits	1,322,557	1,211,474	370,726	505,569
Other borrowings	348,981	21,644	136,486	4,723

Total	2,153,057	1,599,691	673,019	628,840

Net interest income	2,219,498	1,706,435	777,646	612,634

Provision for loan losses	523,500	212,001	95,550	56,472

Net interest income after provision for loan losses	1,695,998	1,494,434	682,096	556,162

Other operating income:
Service fees on deposit accounts	71,543	50,187	28,425	22,618
Residential mortgage origination fees	27,725	151,081	2,201	29,898
Other income	81,592	52,836	31,724	18,017

Total	180,860	254,104	62,350	70,533

Noninterest expense:
Salaries and employee benefits	1,276,212	1,278,209	438,108	465,750
Net occupancy	237,136	138,838	100,917	46,775
Professional fees	149,780	153,814	62,381	48,839
Marketing	122,871	214,253	45,494	72,665
Furniture and equipment	162,963	140,641	67,539	53,449
Data processing and related costs	215,386	187,720	74,932	63,521
Other operating	346,728	283,572	138,061	90,311

Total	2,511,076	2,397,047	927,432	841,310

Loss before income tax benefit	(634,218)	(648,509)	(182,986)	(214,615)

Income tax benefit	215,618	199,352	62,198	73,040

Net loss	$(418,600)	$(449,157)	$(120,788)	$(141,575)

Losses per share
Basic loss per share	$(.33)	$(.36)	$(.10)	$(.11)

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2008 and 2007
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-in	comprehensive		Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity (deficit)

December 31, 2006	1,251,577	$11,982,122	$62,373	$9,794	$(1,611,317)	$10,442,972

Net loss	-	-	-	-	(449,157)	(449,157)

Other comprehensive
income, net of tax	-	-	-	(12,932)	-	(12,932)

Total comprehensive loss	-	-	-	-	-	(462,089)

Stock based compensation	-	-	71,950	-	-	71,950

September 30, 2007	1,251,577	$11,982,122	$134,323	$(3,138)	$(2,060,474)	$10,052,833

December 31, 2007	1,251,577	$11,982,122	$159,781	$20,518	$(2,180,163)	$9,982,258

Net loss	-	-	-	-	(418,600)	(418,600)

Other comprehensive
income, net of tax	-	-	-	(74,681)	-	(74,681)

Total comprehensive loss	-	-	-	-	-	(493,281)

Stock based compensation	-	-	84,333	-	-	84,333

September 30, 2008	1,251,577	$11,982,122	$244,114	$(54,163)	$(2,598,763)	$9,573,310

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(418,600)	$(449,157)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Provision for loan losses	523,500	212,001
Provision for OREO	29,287	-
Depreciation and amortization expense	131,785	127,327
Loss on sale of fixed assets	12,110	-
Accretion on securities available for sale	(76,293)	(24,055)
Stock-based compensation expense	84,333	71,950
Deferred income tax benefit	(215,619)	(199,353)
Decrease (increase) in interest receivable	46,707	(69,406)
Increase in interest payable	109,130	60,333
Increase in other assets	(67,163)	(56,095)
Increase in other liabilities	12,752	65,020

Net cash provided (used) by operating activities	171,929	(261,435)

Cash flows from investing activities:
Investing activities
Net increase in loans receivable, net	(7,022,814)	(20,718,341)
Purchase of premises, furniture and equipment	(978,237)	(41,829)
Proceeds from sales of fixed assets	325	-
Purchase of securities available for sale	(8,436,871)	(5,571,739)
Purchase of nonmarketable equity securities	(730,300)	(200)
Repayments, maturities and calls of securities available for sale	5,227,008	350,994
Repayments of nonmarketable equity securities	157,500	-

Net cash used by investing activities	(11,783,389)	(25,981,115)

Cash flows from financing activities:
Investing activities Financing activities
Net (decrease) increase in demand deposits, interest-bearing
transaction accounts and savings accounts	(3,559)	1,944,017
Net increase in certificate of deposit and other time deposits	2,257,426	14,927,477
Net increase (decrease) in federal funds purchased	(2,013,300)	2,168,500
Net increase in FHLB advances	11,500,000	-

Net cash provided by financing activities	11,740,567	19,039,994

Net increase (decrease) in cash and cash equivaleknts	129,107	(7,202,556)

Cash and cash equivalents, beginning of the period	1,630,198	8,232,399

Cash and cash equivalents, end of the period	$1,759,305	$1,029,843

Cash paid for:
Interest	$2,043,927	$1,951,338

Income taxes	$-	$-

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007.

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

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

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
an active exchange market, as well as U.S. Treasury Securities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model
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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2008 are as follows:

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

		Significant
	Quoted Market	Other	Significant
	Price in	Observable	Unobservable
	active markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$-	$16,772,118	$-

Total	$-	$16,772,118	$-

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $1,645,717.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 2) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

ATLANTIC BANCSHARES, INC.

Notes to Condensed Financial Statements
(Unaudited)

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during the first nine months of 2008 and 2007 due to the net loss. As a result, basic and dilutive loss per share and diluted earnings per share were the same.

Net loss per share-basic computation:

	Nine months ended
	September 30, 2008	September 30, 2007
Net loss per share-basic computation:

Net loss to common shareholders	$(418,600)	$(449,157)

Average common shares outstanding - basic	1,251,577	1,251,577

Basic loss per share	$(.33)	$(.36)

	Three months ended
	September 30, 2008	September 30, 2007
Net loss per share-basic computation:

Net loss to common shareholders	$(120,788)	$(141,575)

Average common shares outstanding - basic	1,251,577	1,251,577

Basic loss per share	$(.10)	$(.11)

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007, as well as results for the nine months ended September 30, 2008 and 2007, along with our financial condition as of September 30, 2008 as compared to December 31, 2007. Like most community banks, we

ATLANTIC BANCSHARES, INC.

derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions. We are evaluating whether to participate in the Capital Purchase Program. Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2008, net interest income, the major component of our net income, was $2,219,498 as compared to $1,706,435 for the same period in 2007. The increase in net interest income for the first nine months of 2008 was primarily due to the growth in our loan portfolio, which typically provides higher interest yields than other types of interest earning assets, and increases our net interest spread. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2008 and 2007 was 3.86% and 4.89%, respectively, while the average rate realized on interest-earning assets was 6.64% and 7.72%, respectively for the same period. The net interest spread was 2.79% and 2.83%, respectively, for the nine month period ended September 30, 2008 and 2007. Recent decreases in the Federal Reserve short-term rates and the resulting decrease in the yields we generated on our earning assets (from variable rate loan repricing and new loans at lower rates), has been almost offset by benefits we received from the repricing of our rate sensitive liabilities for the nine month period ended September 30, 2008. The net result was a decrease in net interest spread of 4 basis points during the nine-month period ended September 30, 2008, as compared to the nine-month period ended September 30, 2007.

For the three months ended September 30, 2008, net interest income was $777,646 as compared to $612,634 for the same period in 2007. The average rate paid on interest-bearing liabilities for the three months ended September 30, 2008 and 2007 was 3.49% and 4.89%, respectively, while the average rate realized on interest-earning assets was 6.41% and 7.60% for the same periods. The net interest spread was 2.92% and 2.71% for the three month period ended September 30, 2008 and 2007, respectively.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $983,216 and $596,500, or 1.36% and 1.00% of total loans, as of September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the provision was $523,500 and $212,001, respectively. Nonperforming loans at September 30, 2008 totaled $1,050,662. In addition, ten loans to seven borrowers totaling $1,645,717 were impaired as of September 30, 2008 and loans totaling $2,654,825 were considered criticized loans. Four of these impaired loans to two borrowers were performing troubled debt restructured loans totaling $454,050 for which no specific reserve has been set aside. The impaired loans also include a $837,359 participation we hold on a commercial real estate development on the South Carolina coast. The amount of the impairment on this loan is not easily determinable. Based upon calculations of the present value of the collateral supporting this loan, we believe our loan on this development is impaired by approximately $223,291, and we have increased our reserves to reflect this impairment. However, the actual impairment on this loan may be greater or less than this amount. Principal payments on

ATLANTIC BANCSHARES, INC.

this loan totaling $29,707 have been received during the quarter ended September 30, 2008. In contrast, there were two classified nonperforming loans totaling $382,857 and $1,725,212 criticized loans at September 30, 2007.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. In addition, the recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, delinquencies and defaults will likely increase, and it is more likely that we would be required to increase our allowance for loan losses. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2008 and 2007 was $180,860 and $254,104, respectively. Decreased mortgage loan sale volume caused mortgage origination fee income to decrease $123,356 to $27,725 for the nine months ended September 30, 2008 as compared to $151,081 for the nine months ended September 30, 2007. This decrease was partially offset by increased deposit account service charges which totaled $71,543 for the nine months ended September 30, 2008 as compared to $50,187 for the nine months ended September 30, 2007. NSF/overdraft fees on deposit accounts increased $17,590 to $60,095 for the nine months ended September 30, 2008 as compared to $42,505 for the nine months ended September 30, 2007. This increase was attributable to increased number of accounts and to deteriorating economic conditions. Other income increased $28,756 to $81,592 for the nine months ended September 30, 2008 as compared to $52,836 for the nine months ended September 30, 2007. Other real estate owned (OREO) rental income totaling $8,235 was received during the nine months ending September 30, 2008. Rental income on this asset will not recur due to its disposition by sale in September 2008. Fees produced by bankcard transactions increased $18,275 to $38,401 for the nine months ended September 30, 2008 as compared to $20,126 for the nine months ended 2007 which was the result of increased volume.

Total noninterest income for the three months ended September 30, 2008 and 2007 was $62,350 and $70,533, respectively. Decreased mortgage loan sale volume caused mortgage origination fee income to decrease $27,697 to $2,201 for the three months ended September 30, 2008 as compared to $29,898 for the three months ended September 30, 2007. Service charges on deposit accounts totaled $28,425 for the three months ended September 30, 2008 as compared to $22,618 for the three months ended September 30, 2007. Other income increased $13,707 to $31,724 for the nine months ended September 30, 2008 as compared to $18,017 for the nine months ended September 30, 2007 mainly due to rental income received on a commercial OREO property and increased fees produced by bankcard transactions.

ATLANTIC BANCSHARES, INC.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2008 and 2007 was $2,511,076 and $2,397,047, respectively. The primary component of noninterest expense was salaries and benefits, which were $1,276,212 and $1,278,209 for the nine months ended September 30, 2008 and 2007, respectively. Net occupancy expense increased $98,298 to $237,136 for the nine months ended September 30, 2008, as compared to $138,838 for the nine months ended September 30, 2007. Additional rent expense totaling $62,947 was incurred for the new main branch since March 2008 when leasehold improvements commenced. Increased leasehold depreciation expense and non-recurring relocation expenses for the nine months ending September 30, 2008, as compared to the nine months ended September 30, 2007, have also resulted from the consolidation and relocation of our original main branch and the original operations center to the renovated new main branch facility in the same commercial subdivision in July 2008. Marketing expense decreased $91,382 to $122,871 for the nine months ended September 30, 2008, as compared to $214,253 for the nine months ended September 30, 2007. Management has restructured the marketing department and is continually reviewing marketing initiatives. As a result of the restructuring and reviewing of existing initiatives, we have significantly reduced marketing expenses compared to the prior year. Other operating expenses for the nine months ended September 30, 2008 and 2007 was $346,728 and $283,572, respectively. The increase is mainly attributable to OREO related activity for the nine months ended September 30, 2008 compared to no OREO activity for the nine months ended September 30, 2007. Total OREO expense totaled $38,971 for the nine months ended September 30, 2008. Gain/loss on sale of OREO totaled $28,927 for the nine months ended September 30, 2008.

Total noninterest expense for the three months ended September 30, 2008 and 2007 was $927,432 and $841,310, respectively. The primary component of noninterest expense was salaries and benefits, which were $438,108 and $465,750 for the three months ended September 30, 2008 and 2007, respectively. Net occupancy expenses increased $54,142 to $100,917 for the three months ended September 30, 2008 compared to $46,775 for the three months ended September 30, 2007 attributable to increased rent expense, increased leasehold depreciation expense and other non-recurring relocation related expenditures. Other operating expenses increased $47,750 to $138,061 for the three months ended September 30, 2008 compared to $90,311 for the three months ended September 30, 2007. This increase is mainly related to OREO activity.

Net Loss

The combination of the above factors resulted in a net loss for the nine months ended September 30, 2008 of $418,600, or $.33 per share, after the recognition of an income tax benefit of $215,618 for the period. For the period ended September 30, 2007, the net loss was $449,157, or $0.36 per share, after the recognition of an income tax benefit of $199,352 for the period.

Net loss for the three months ended September 30, 2008 was $120,788, or $.10 per share, after recognition of an income tax benefit of $62,198 for the quarter. Net loss for the three months ended September 30, 2007 was $141,575, or $.11 per share, after recognition of an income tax benefit of $73,040 for the quarter.

Assets and Liabilities

During the first nine months of 2008, total assets increased $11,453,501, or 13.86%, to $94,086,241 at September 30, 2008 when compared to December 31, 2007. Loans receivable increased $6,468,894 to $72,233,353 as of September 30, 2008 when compared to December 31, 2007. Securities available for sale increased $3,173,002 to $16,772,118 when compared to December 31, 2007. In March 2008, we entered into an arbitrage agreement where a $5,000,000 Federal Home Loan Bank advance was obtained to purchase the same amount of securities available for sale. Loan growth was funded from deposit growth of $1,245,325 and additional borrowings.

ATLANTIC BANCSHARES, INC.

Loans

We experienced moderate loan growth during the first nine months of 2008. Net loans increased by $6,163,528 to $71,250,137 during the period. As shown below, the largest category of loans was real estate mortgage loans which increased $5,538,120 to $48,228,362 from December 31, 2007 to September 30, 2008. Balances within the major loans receivable categories as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Real estate:
Mortgage	$48,228,362	$42,690,242
Construction, land and land development	17,825,260	18,027,664

Total real estate loans	66,053,622	60,717,906

Commercial and industrial	4,692,569	4,561,846
Consumer and other	715,852	592,378
Agriculture and other farm	850,000	-
Deferred origination fees, net	(78,690)	(107,671)

Gross loans	72,233,353	65,764,459
Less allowance for loan losses	(983,216)	(677,850)

Loans, net	$71,250,137	$65,086,609

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2008, we had ten loans to seven borrowers that were impaired totaling $1,645,717. Six of these loans totaling $1,419,086 are secured by real estate, two loans totaling $18,991 are secured by automobiles, one loan totaling $172,640 is secured by business assets including accounts receivable, inventory, furniture, fixtures and equipment and one loan totaling $35,000 is unsecured. Included in the allowance for loan losses at September 30, 2008 was $406,406 related to impaired loans. Four of these impaired loans to two borrowers were performing troubled debt restructured loans totaling $454,050 for which no specific reserve has been set aside.

Nonaccrual loans totaled $1,050,662 at September 30, 2008. There were two loans in nonaccrual status totaling $382,857 at September 30, 2007. As of September 30, 2008 and 2007, we had no loans 90 days or more past due and still accruing interest.

The following table depicts the activity in the allowance for loan losses for the periods ended September 30, 2008 and 2007:

	September 30
	2008	2007
Balance, January 1,	$677,850	$389,340
Provision for loan losses for the period	523,500	212,001
Net loans (charged-off) recovered during the period	(218,134)	(4,841)

Balance, end of period	$(983,216)	$(596,500)

Gross loans outstanding, end of period	$72,233,353	$59,533,134

Allowance for loan losses to loans outstanding	1.36%	1.00%

Deposits

Total deposits were $65,722,969 at September 30, 2008, as compared to $63,469,102 at December 31, 2007. The largest category of deposits was other time deposits which totaled $21,785,059 at September 30, 2008, as compared to $27,311,987

ATLANTIC BANCSHARES, INC.

at December 31, 2007. Brokered certificates of deposits represent $13,426,000 and $18,396,000 of these other time deposits accounts at September 30, 2008 and December 31, 2007, respectively. Savings and money market accounts totaled $16,521,854 at September 30, 2008, as compared to $17,712,595 at December 31, 2007. Brokered money market accounts represent $1,660,267 and $0 of these savings and money market accounts at September 30, 2008 and December 31, 2007, respectively. Time deposits $100,000 and over accounts increased $7,784,354 to $17,740,736 at September 30, 2008. In July 2008, the bank obtained $2,500,000 in six month certificates of deposit from the SC State Treasurer quarterly auction. Securities from the investment portfolio are pledged as collateral for these deposits. Intense rate competition from existing competition and new entrants to our market continue to create increased competition for local core deposits which has slowed our total deposit growth rate.

Balances within the major deposit categories as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Non-interest bearing transaction accounts	$7,948,290	$5,951,955
Interest-bearing transaction accounts	1,727,030	2,536,183
Savings and money market	16,521,854	17,712,595
Time deposit $100,000 and over	17,740,736	9,956,382
Other time deposits	21,785,059	27,311,987

Total deposits	$65,722,969	$63,469,102

Another aspect of EESA (in addition to the Capital Purchase Plan described above) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 after December 31, 2009.

In addition, we anticipate participating in the FDIC’s Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of EESA. This guarantee applies to the following transactions:

•	All newly issued senior unsecured debt (up to $1.5 trillion) issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured; and

•	Funds in non-interest-bearing transaction deposit accounts (up to $500 billion) held by FDIC-insured banks until December 31, 2009.

All FDIC institutions are covered until December 5, 2008 at no cost. After this initial period expires, the institution must opt out if it no longer wishes to participate in the program; otherwise, it will be assessed for future participation. There will be a 75-basis point fee to protect new debt issues and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts.

Other Borrowings

Other borrowings are primarily comprised of Federal Home Loan Bank of Atlanta (“FHLBA”) advances. FHLBA advances are collateralized by pledged FHLBA stock, certain commercial and residential loans and by a portion of our investment portfolio. FHLBA advances increased $11,500,000 to $16,500,000 at September 30, 2008, as compared to December 31, 2007. During the quarter ended March 31, 2008, we entered into an arbitrage agreement where a $5,000,000 FHLBA advance was obtained to purchase the same amount of securities available for sale. During the quarter ended June 30, 2008, we replaced a maturing $3,000,000 brokered certificate of deposit with $3,000,000 in FHLBA advances. During the quarter ended September 30, 2008, we replaced a portion of maturing brokered certificates of deposit totaling $6,000,000 with $1,500,000 in FHLBA advances.

ATLANTIC BANCSHARES, INC.

FHLB advances as of September 30, 2008 and December 31, 2007 are as follows:

		September 30, 2008	December 31, 2007
Maturity	Rate	Balance	Balance
11/30/2009	3.3400%	1,000,000	--
03/12/2010	2.6400%	5,000,000	--
05/28/2010	3.5800%	1,000,000	--
05/31/2011	3.9300%	1,000,000	--
07/11/2011	3.6675%	1,000,000	--
07/10/2012	3.8990%	1,000,000	--
09/12/2012	3.7000%	750,000	--
09/12/2013	3.8500%	750,000	--
11/29/2017	3.4840%	5,000,000	5,000,000

Total advances from FHLBA		$$16,500,000	5,000,000

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, federal funds sold, and other borrowings to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of September 30, 2008, we had lines of credit to purchase federal funds from unrelated banks totaling $8,500,000, consisting of a $2,800,000 line secured by investment securities, and $5,700,000 of unsecured lines. As of September 30, 2008, $1,824,900 was outstanding on the secured line of credit and $6,675,100 remained unused on lines of credit. The lenders have reserved the right to withdraw the unsecured lines at their option. These lines of credit are available on various structures for general corporate purposes.

As of September 30, 2008, we had remaining available credit from FHLBA totaling $1,161,885 based upon existing pledged investment and loan collateral. As of September 30, 2008, an additional $768,115 of credit was also available to the bank upon the receipt of additional collateral pledged to FHLBA. We had advances totaling $16,500,000 from FHLBA outstanding as of September 30, 2008.

As of September 30, 2008, we had land loans pledged to Federal Reserve Bank of Richmond as collateral available for short-term advances at the Discount Window. No advances were outstanding as of September 30, 2008.

Capital Resources

Total shareholders’ equity decreased $408,948 during the first nine months of 2008 to $9,573,310. The decrease is primarily attributable to the net loss for the period of $418,600, in addition to $74,681 related to unrealized losses on securities offset by $84,333 for stock-based compensation expense.

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

ATLANTIC BANCSHARES, INC.

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

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The bank exceeded its minimum regulatory capital ratios as of September 30, 2008, as well as the ratios to be considered “well capitalized.”

The following table summarizes the bank’s risk-based capital at September 30, 2008:

Shareholders’ equity	$9,120,404
Add-unrealized net loss on available-for-sale securities	54,163
Less-disallowed deferred tax assets	(1,230,946)

Tier 1 capital	$7,943,621

Plus - allowance for loan losses(1)	859,163

Total capital	$8,802,784

Risk-weighted assets	$68,609,000

Risk-based capital ratios:

Tier 1 capital (to risk-weighted assets)	11.58%
Total capital (to risk-weighted assets)	12.83%
Tier 1 capital (to total average assets)	8.64%

____________________
    (1)        Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2008, we had issued commitments to extend credit of $10,845,213 through various types of lending arrangements. We had $263,807 of unused credit under pre-arranged overdraft plans and overdraft protection plans offered on deposit accounts. There were also $360,073 outstanding commercial letters of credit at September 30, 2008.

ATLANTIC BANCSHARES, INC.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2008.

	Within	After Three	One	Greater
	Three	Through Twelve	Through	Than
	Months	Months	Five Years	Five Years	Total
Unused commitments to extend credit	$992,506	$4,453,519	$2,496,957	$3,166,038	$11,109,020
Standby commercial letters of credit	25,000	335,073	-	-	360,073

Totals	$1,017,506	$4,788,592	$2,496,957	$3,166,038	$11,469,093

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.   Other Information

Not applicable

Item 6.   Exhibits

10.1        Amendment No. 1 to the Atlantic Bancshares, Inc. 2006 Stock Incentive Plan adopted October 16, 2008.

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

Date: November 13, 2008	By: /s/ Robert P. Trask
Robert P. Trask
President and Chief Executive Officer

Date: November 13, 2008	By: /s/ Michelle M. Pennell
Michelle M. Pennell
Principal Financial Officer

ATLANTIC BANCSHARES, INC.

EXHIBIT INDEX

Exhibit
Number               Description

10.1        Amendment No. 1 to the Atlantic Bancshares, Inc. 2006 Stock Incentive Plan adopted October 16, 2008.

31.1        Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2        Rule 15d-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.