Form 10-K
period 2008-12-31
Atlantic Bancshares, Inc.
filed 2009-03-30
CIK 1334504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Fiscal Year Ended: December 31, 2008.

Commission file number 333-127242

Atlantic Bancshares, Inc.

(Exact name of registrant as specified in its charter)

South Carolina	20-3047433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Sheridan Park Circle, PO Box 3077
Bluffton, South Carolina	29910
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (843) 815-7111

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The estimated aggregate market value of the common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the company on June 30, 2008 was $8,004,426.  There is not an active trading market for the common stock.  We have used the last trade for the year ended December 31, 2008 of $7.10 as an estimate of the market value of a share of our common stock for purposes of calculating our public float.

As of March 1, 2009, the company had 1,251,577 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE    None.

Part I

Item 1.  Description of Business

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

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

•                  changes in technology;

•                  changes in monetary and tax policies;

•                  adequacy of the level of our allowance for loan losses;

•                  the rate of delinquencies and amounts of charge-offs;

•                  the rates of loan growth and the lack of seasoning of our loan portfolio;

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

Marketing Focus

Historically, the banks in Beaufort County were local branches of large regional banks.  Recently there has been, and there may continue to be, an influx of community banks within our primary service area.  The mix of incoming banks includes de novo banks and established operations, both headquartered in-market as well as out-of-market.  Size continues to provide the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in Beaufort County and in other areas of South Carolina.

We have created a niche in the community banking market in our primary service area via our staffing, advertising and approach to service. Generally, we do not attempt to compete for the banking relationships of large corporations but instead concentrate our efforts on small to medium-sized businesses, entrepreneurs and professional concerns.  The bank advertises to emphasize the company’s brand image, local ownership, community bank nature, and ability to provide more personalized services than its competition.

Location and Service Area

We consolidated and relocated our original main branch, located at 1 Sherington Drive, Suite J (Sheridan Park), Bluffton, South Carolina 29910, and our original operations department, located at 70 Pennington Drive, Suite 21 (Sheridan Park), Bluffton, South Carolina 29910, to a renovated new main branch facility in the same commercial subdivision in July 2008.  The new main branch is located at One Sheridan Park Circle, Bluffton, South Carolina 29910 and is 5,905 square feet.  The main branch facility is leased from Paradigm Holdings, LLC.  The lease term is through December 2023 and provides two five-year renewal terms.

The lease for the original operations department expired on July 31, 2008.

The original main branch location was formerly subleased through Regional Bankshares, Inc. until January 24, 2006 when we entered into a new lease with Carolina Partners, LLC.  The facility is 2,190 square feet and is leased until 2010 with a three-year option to renew.  We plan to sublease the existing main office for the remainder of the current lease, but we have been unable to secure an interested tenant to date.

Our loan production office located at 1 Corpus Christi Place, Suite 108, Hilton Head Island, South Carolina 29928 was converted into a full service branch in October 2007.  The 1,837 square feet facility housing this branch is leased from MB Partners, LLC, a separate company whose ownership, in part, includes the eight directors of Atlantic Bancshares, Inc.

We had originally planned to open an additional branch office within our first five years of operation.  As a result of the general economic climate and the current banking environment, we have delayed our plans at this time.

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

Loan Distribution.  The distribution of our loans as of December 31, 2008 is as follows:

Real Estate-Mortgage	67%
Real Estate-Construction, land development and other land loans	24%
Commercial and industrial	6%
Agriculture loans	1%
Consumer loans	2%

Total	100%

Our deposit and loan distribution going forward depend on our customers’ requirements and other factors and will likely vary over time.  Please see our “Management’s Discussion and Analysis – Earning Assets” for further information on our loan portfolio.

Allowance for Loan Losses.  We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income.  We charge loans against this allowance when we believe that the collectability of the principal is unlikely.  The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectability.  At December 31, 2008, our allowance for loan losses equals approximately 1.43% of the outstanding balance of our loans.  Over time, we periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Lending Limits.  The bank’s lending activities are subject to a variety of lending limits imposed by federal law.  In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus.  Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank.  These limits will increase or decrease as the bank’s capital increases or decreases.  Unless the bank is able to sell participations in its loans to other financial institutions, the bank is not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

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

Real Estate Loans.  Loans secured by first or second mortgages on real estate make up the most significant portion of the bank’s loan portfolio — approximately 91% as of December 31, 2008.  These loans generally fall into one of two categories: commercial real estate loans or construction and development loans.  We also make residential real estate loans secured by first or second mortgages on real estate.  Each of these categories is discussed in more detail below, including their specific risks.  Interest rates for all categories may be fixed or adjustable, typically fixed for shorter-term loans.  The bank generally charges an origination fee for each loan.

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

•                  Commercial Loans.  The bank makes loans for commercial purposes in various lines of businesses.  We focus our efforts on commercial loans of $1,000,000 or less.  Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment.  Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity.  We issue trade letters of credit, standby letters of credit, and foreign exchange directly and, in some cases, through a correspondent bank as agent for the bank.  Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt.  Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

We have access to small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 and “LowDoc” programs.  Typically, these loans are partially guaranteed by the government which may help to reduce the bank’s risk.  Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

Banking Services

We offer a full range of deposit services that are typically available in most banks and savings and loan associations including: checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Beaufort and Jasper County area.  In addition, we offer certain retirement account services, including IRAs.  We solicit these accounts from individuals, businesses, and other organizations.

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

Competition

The banking business is highly competitive.  We compete as a financial intermediary with other commercial banks, community banks, savings banks, credit unions, finance companies, and money market mutual funds operating in the Bluffton area and surrounding communities.  Some of these competitors have been in business for a long time and have already established their customer base and name recognition.  Many competitors are larger than we are and have greater financial and personnel resources than we currently have.  Some competitors are large super-regional and regional banks, like Wachovia Bank, Bank of America, and SunTrust Bank, and others are more established community banks, like CoastalStates Bank, Liberty Savings Bank FSB, First Federal S&L of Charleston, Beach First National Bank, Tidelands Bank, Bank Meridian, Ameris Bank, Woodlands Bank, First South Bank, and Lowcountry National Bank.  Many of these institutions offer services, including extensive and established branch networks and trust services that we either do not expect to provide or will not provide for some time.  Due to this competition, we may pay higher rates of interest to attract deposits from time to time.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank.  Most of these institutions have substantially greater resources and lending limits than we have.  Nevertheless, we believe that our management team, our focus on relationship banking, our successful brand advertising campaign and the economic and demographic dynamics of our service area have allowed us to gain a meaningful share of the area’s deposits in a relatively short period of time.

Employees

As of March 1, 2009, we had 19 full-time employees and three part-time employees.

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

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

Atlantic Community Bank

The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.  Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.

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

•                  loan documentation;

•                  credit underwriting;

•                  interest rate risk exposure; and

•                  asset quality.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, the Treasury Department will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances. This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We will participate in both the TAGP and the DGP.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), more commonly known as the economic stimulus or economic recovery package.  The Recovery Act includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, the Recovery Act imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the Treasury Department, until the institution has repaid the Treasury Department, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury Department’s consultation with the recipient’s appropriate regulatory agency.

Further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.

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

As of December 31, 2008, the bank was deemed to be “well capitalized.”

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

Insurance of Accounts and Regulation by the FDIC.   The bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.   For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.   Effective April 1, 2009, assessments will take into account each institution’s reliance on secured liabilities and brokered deposits.   This will result in assessments ranging from 7 to 77.5 basis points.  We anticipate our future insurance costs to be higher than in previous periods.  However, we are not currently able to accurately determine the amount of additional cost.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

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

Item 1A.  Risk Factors

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely.  Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the Treasury Department’s CPP, have been adopted.  Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

The EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  Pursuant to EESA, the Treasury Department has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Treasury Department announced the CPP under the EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions.

In addition, the FDIC created the TGLP as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system.  The TLGP has two components. First, the TLGP includes the TAGP, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  Second, the TLGP includes the DGP, under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. We will participate in both the TAGP and the DGP.

On February 17, 2009, the Recovery Act was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately

$787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in TARP, which includes programs under TARP such as the CPP.

There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

We are a new bank that has incurred losses to date, and there is a risk we may never become profitable.

Our bank is a de novo bank that began operations in January 2006.  As is typical with most new banks, we incurred substantial start-up expenses and are still operating with an accumulated deficit.  In order for us to become profitable, we will need to attract a larger number of customers to deposit and borrow money.  Our future profitability is also dependent on numerous other factors, including the success of the economy of the community and favorable government regulation.  While the economy in this area has been strong in recent years, the current economic downturn in the area has impacted our business.  We are also a highly regulated institution.  Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s right to make loans and purchase securities.  Although we expect to become profitable in our third year of operation, there is a risk that a continued deterioration of the local economy or adverse government regulation could affect our plans.  If this happens, we may never become profitable and you will lose part or all of your investment.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2008, approximately $12.0 million of our loans, or 120.2% of our company’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 11 loans totaling approximately $962,500 had loan-to-value ratios of 100% or more.

At December 31, 2008, approximately $5.9 million of our commercial loans, or 59.3% of our company’s capital, exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our loan losses could exceed our allowance for loan losses.  Reliance on our historic allowance for loan losses may not be adequate, especially considering the overall weakness in the commercial real estate market in our market areas.  Approximately 58% of our loan portfolio is composed of construction, commercial mortgage and commercial loans.  Repayment of such loans is generally considered more subject to market risk than residential mortgage loans.  Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

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

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2008, approximately 91% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A continued weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We have a high concentration of construction and development loans in our loan portfolio which carry a higher degree of risk than long-term financing of existing properties.

As of December 31, 2008, total construction and development loans amounted to approximately $2.9 million, or 3.9%, of our total loan portfolio.  Included in the $2.9 million was $662,413 outstanding under construction loan facilities, or 22.5% of our construction and development loan portfolio, that were made to commercial construction developers.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  Specific risks include:

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

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 83.7% of our interest income for the year ended December 31, 2008.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

We are exposed to changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations.  On September 7, 2008, the Treasury Department announced that Fannie Mae (along with Freddie Mac) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency.  On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury Department announced the CPP under EESA.  It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.  See “Risk Factors — We are subject to extensive regulation that could restrict our activities” below.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2008, we paid $57,957 in deposit insurance assessments.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks will likely increase.  In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with reliance on brokered deposits, such as our bank.

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

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued growth, we may need to raise additional capital.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

We depend on out of market deposits as a source of funding.

As of December 31, 2008, 19% of our deposits were obtained from out of market sources.  To continue to have access to this source of funding, we are required to be classified as a “well capitalized” bank by the FDIC; whereas, if we only “meet” the capital requirement, we must obtain permission from the FDIC in order to continue utilizing this source of funding.  During 2008, many of the institutional investors began to require that banks participating in the wholesale funding program have an Institutional Deposit Corp. (“IDC”) rating at levels that meet their various expectations.  As of December 31, 2008, our IDC rating was 77.  This is considered by most investor to meet their definition as an adequately rated institution.  Should our financial condition deteriorate, our IDC rating would most likely decline.  Such a decline could result in a reduction or examination of some or all investors.

We are exposed to the possibility of technology failure.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

Item 2.  Description of Property.

We are located at One Sheridan Park Circle (Sheridan Park), Bluffton South Carolina 29910.  Our original main branch, located at 1 Sherington Drive, Suite J (Sheridan Park), Bluffton, South Carolina 29910, and our original operations department, located at 70 Pennington Drive, Suite 21 (Sheridan Park), Bluffton, South Carolina 29910, were consolidated and relocated to the renovated new main branch facility, located at One Sheridan Park Circle, Bluffton South Carolina 29910, in the same commercial subdivision in July 2008.  The facility is 5,905 square feet and is leased until December 2023 with two five-year renewal terms.  Sheridan Park is an established commercial subdivision fronting Highway 278 and includes the South Carolina Division of Motor Vehicles, restaurants, retail stores, wholesalers, and professional office space.  The commercial building that contains our leased space also borders on and provides signage on Highway 278.  Signage is also provided directly over the main public entrance.

On January 1, 2006 we opened a loan production office on the south end of Hilton Head Island, South Carolina.  This location was converted into a full service branch in October 2007.  We leased a facility at 1 Corpus Christi Place, Suite 108, Hilton Head Island, South Carolina 29928 that has a total of 1,837 square feet for a period of one year with a one-year option to renew.  The organizers of the company, along with other non-organizers, have formed a separate company, MB Partners, LLC, which purchased this location that we lease.  We entered into a new lease agreement beginning August 1, 2006 for a minimum of ten years.  The lease provides for two ten-year renewal options.

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

Part II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

Although our common stock is quoted on the OTC Bulletin Board under the symbol “ATBA,” there is currently no established public trading market in our common stock, and trading and quotations of our common stock have been limited and sporadic.  Based on the limited trading of our stock on the OTC Bulletin Board and information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, we believe there were several stock trades in 2008 with prices per share ranging from $5.25 to $9.00.  Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded.  We have not determined whether the trades of which we are aware were the result of arm’s-length negotiations between the parties.

As of March 1, 2009, there were 1,251,577 shares of common stock outstanding held by approximately 389 shareholders of record.  All of our currently issued and outstanding common stock was issued in our initial public offering which was completed on March 1, 2006.  The price per share in our initial public offering was $10.00.

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

Item 6.  Selected Financial Data

Selected Financial Data

The following selected financial data for the years ended December 31, 2008 and 2007 is derived from the financial statements and other data of Atlantic Bancshares, Inc. (the Company).  The selected financial data should be read in conjunction with the financial statements of the Company, including the accompanying notes, included elsewhere herein.

(Dollars in thousands)	2008	2007

Income Statement Data:
Interest income	$5,789	$4,691
Interest expense	2,793	2,335

Net interest income	2,996	2,356
Provision for loan losses	637	291

Net interest income after provision for loan loss	2,359	2,065

Noninterest income	238	306
Noninterest expense	3,338	3,201

Loss before income taxes	(741)	(830)

Income taxes	(252)	(261)

Net loss	$(489)	$(569)

Balance Sheet Data:
Assets	$95,145	$82,633
Earning assets	92,678	79,763
Securities (1)	17,280	13,917
Loans (2)	75,363	65,764
Allowance for loan losses	1,076	677
Deposits	67,967	63,469
Advances from Federal Home Loan Bank	16,500	5,000
Shareholders’ equity	9,970	9,982

Per share data:
Loss per share	$(.39)	$(.45)
Book value (period end)	7.97	7.98

(1)          All securities are available for sale and are stated at fair value.  Nonmarketable securities totaling $891,200 and $318,400 are included for 2008 and 2007, respectively.  These securities are recorded at cost.

(2)   Loans are stated net of deferred fees and before allowance for loan losses.

Item 7.  Management’s Discussion and Analysis or Plan of Operation

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

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities; and

•                  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, those described under the caption “Risk Factors” in Item 1 of our Form 10-K filed for the year ended December 31, 2008.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Introduction

The following discussion describes our results of operations for 2008 compared to 2007 and also analyzes our financial condition as of December 31, 2008 and 2007.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance in 2008 and 2007 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

Results of Operations

Year ended December 31, 2008, compared with year ended December 31, 2007

Net interest income increased $640,001, or 27.16%, to $2,996,321, in 2008 from $2,356,320 in 2007.  The increase in net interest income was due primarily to an increase in average earning assets, which increased $27,065,774, or 43.99%, mainly due to continued growth in the loan portfolio during our third year of operations.   The primary component of interest income was interest on loans, including fees, of $4,847,642 for the year ended December 31, 2008.

Our net interest spread and net interest margin were 2.82% and 3.38%, respectively, in 2008 compared to 2.77% and 3.83%, respectively, in 2007.  The increase in net interest spread was primarily the result of loan growth and growth in the investment portfolio.  The average balance in the loan portfolio increased $17,265,136, or 32.33%, to $70,663,104 in 2008, from $53,397,968 in 2007.  The average balance of taxable securities increased $9,802,566, or 139.42%, to $16,833,738 in 2008, from $7,031,172 in 2007.  In November 2007 and March 2008, we entered into arbitrage agreements where $5,000,000 Federal Home Loan Bank of Atlanta advances, for each period, were obtained to purchase the same amount of taxable securities available for sale.  Yields on average earning assets decreased from 7.63% in 2007 to 6.54% in 2008.   Yields on average interest-bearing liabilities were 3.72% for 2008 and 4.86% in 2007.

The provision for loan losses was $637,200 in 2008 compared to $291,584 in 2007.  We seek to maintain the allowance for loan losses at a level management believes to be sufficient to cover known and inherent losses in the loan portfolio.  The increase was a result of the growth in our loan portfolio and the impairment charge taken on one loan.

Noninterest income decreased $68,502 or 22.35%, to $238,011 in 2008 from $306,513 in 2007.  Service charges on deposit accounts increased $30,456, or 41.33%, to $104,139 for the year ended December 31, 2008 when compared to the year ended December 31, 2007.   NSF/overdraft fees on deposit accounts increased $25,530 to $88,585 for the year ending December 31, 2008 compared to $63,055 for the year ended December 31, 2007.  This increase was attributable to increased number of accounts and to deteriorating economic conditions which resulted in more overdrawn accounts.   Bankcard fees increased $23,208, or 79.95%, to $52,235 for the year ended December 31, 2008 compared to $29,027 for the year ended December 31, 2007 produced by increased bankcard transaction volume.  Other income also increased $8,716 or 20.93% to $50,354 for the year ended December 31, 2008 when compared to $41,638 for the year ended December 31, 2007 primarily generated by rental income received on Other Real Estate Owned (OREO) in 2008.  No rental income was received on OREO for the year ended December 31, 2007.  These increases in noninterest income were more than offset by residential mortgage origination fees which decreased $130,882 or 80.71%, to $31,283 for the year ended December 31, 2008 compared to the year ended December 31, 2007, mainly attributable to declining mortgage loan sale volume.

Total noninterest expense increased $136,634, or 4.27%, to $3,337,752 in 2008 from $3,201,118 in 2007.   Salaries and employee benefits were $1,683,528 and $1,684,220 for the years ended December 31, 2008 and 2007, respectively.  Increased salaries and benefits expense due to annual merit increases were offset by decreased salaries and benefits expense produced by net headcount reductions.   December 31, 2008 full-time headcount totaled 20 employees compared to 22 full-time employees at December 31, 2007.   Net occupancy expense increased $153,539 to $338,251 for the year ended December 31, 2008 compared to $184,712 for the year ended December 31, 2007.  Additional rent expense totaling $89,925 was incurred for the new main branch since March 2008 when leasehold improvements commenced.  Increased leasehold depreciation expense and non-recurring relocation expenses for the year ending December 31, 2008 as compared to the year ended December 31, 2007, have also resulted from the consolidation and relocation of our original main branch and original operations center to the renovated new main branch facility in the same commercial subdivision in July 2008.  Marketing expense decreased $98,139 to $160,014 for the year ended December 31, 2008, as compared to $258,153 for the year ended December 31, 2007.  Management has restructured the marketing department and is continually reviewing marketing initiatives.  As a result of the restructuring and reviewing of existing initiatives, we have significantly reduced marketing expenses compared to the prior year.   Other operating expenses for the year ended December 31, 2008 and 2007 was $450,878 and $410,760, respectively.   The increase is mainly attributable to OREO related activity for the year ended December 31, 2008 compared to no OREO activity for the year ended December 31, 2007.   Total OREO expense totaled $44,640 for the year ended December 31, 2008.   Gain/loss on sale of OREO totaled $29,339 for the year ended December 31, 2008.  Our efficiency ratio was 102.29% in 2008 compared to 120.21% in 2007.  The efficiency ratio is defined as noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.

Net loss was $488,826 in 2008 compared to a net loss of $568,846 in 2007.  The decline in net loss reflects our continued growth, as average earning assets increased from $61,520,306 for the year ended December 31, 2007 to $88,586,080 for the year ended December 31, 2008.  Return on average assets during 2008 was (.53)% compared to (.89)% during 2007.  Net loss is after the recognition of an income tax benefit of $251,794 and $261,023 for the years 2008 and 2007, respectively. The income tax benefit was based on an effective tax rate of 34%.

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

	December 31, 2008			December 31, 2007
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets:
Earning assets:
Loans (1)	$70,663	$4,848	6.86%	$53,398	$4,247	7.95%
Securities, taxable	16,834	910	5.41%	7,031	383	5.46%
Nonmarketable equity securities	733	25	3.39%	114	7	5.96%
Federal funds sold	197	2	1.16%	961	53	5.48%
Time deposits with other banks	159	4	2.87%	16	1	4.61%

Total earning-assets	$88,586	$5,789	6.54%	$61,520	$4,691	7.63%

Cash and due from banks	1,065			844
Premises and equipment	928			406
Other assets	1,869			1,330
Allowance for loan losses	(894)			(526)

Total Assets	$91,554			$63,574

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$2,484	$15.62%		$2,037	$23	1.15%
Savings and money market accounts	17,821	502	2.82%	17,523	806	4.60%
Time deposits	39,344	1,785	4.54%	27,382	1,456	5.32%
Federal Home Loan Bank advances	13,181	431	3.27%	452	16	3.53%
Other short term borrowings	2,181	60	2.76%	665	34	5.15%

Total interest-bearing deposits	$75,011	$2,793	3.72%	$48,059	$2,335	4.86%

Demand deposits	6,869			5,432
Accrued interest and other liabilities	414			331
Shareholders’ equity	9,260			9,752

Total liabilites and Shareholders’ equity	$91,554			$63,574

Net interest spread			2.82%			2.77%
Net interest income		$2,996			$2,356
Net interest margin (2)			3.38%			3.83%

 (1)  There were three loans totaling $1,639,092 in nonaccrual status as of December 31, 2008.  The effect of fees collected on loans totaling $79,847 increased the annualized yield on loans by .11% from 6.75%.  The effect on the annualized yield on earning assets was an increase of .09% from 6.45%.  The effect on net interest spread and net interest margin was an increase of .09% and .09% from 2.73% and 3.29%, respectively.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

	2008 compared to 2007
(Dollars in thousands)	Volume(1)	Rate (1)	Volume/Rate(2)	Total

Interest Income:
Loans, incuding fees	$1,373	$(584)	$(189)	$600
Securities, available for sale, taxable	534	(3)	(5)	526
Nonmarketable equity securities	37	(3)	(16)	18
Federal funds sold	(42)	(42)	33	(51)
Interest bearing deposits with other banks	7	—	(2)	5

Total interest income	1,909	(632)	(179)	1,098

Transaction accounts	5	(11)	(2)	(8)
Savings and money market accounts	14	(313)	(5)	(304)
Time deposits	636	(213)	(93)	330
Federal Home Loan Bank advances	449	(1)	(34)	414
Other short-term borrowings	78	(16)	(36)	26

Total interest expense	1,182	(554)	(170)	458

Net interest income	$727	$(78)	$(9)	$640

(1) Volume-rate changes have been allocated to each category based on a consistent basis between rate and volume.

(2)  Changes to both rate and volume, (in (iii) above), which cannot be segregated, have been allocated proportionately.

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

The following table sets forth our interest rate sensitivity at December 31, 2008:

Interest Sensitivity Analysis

(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years or Non- sensitive	Total

Assets
Earning Assets:
Loans	$36,457	$18,224	$16,513	$4,169	$75,363
Investment securities	944	2,853	3,216	9,376	16,389
Nonmarketable equity securities	—	—	—	891	891
Interest bearing deposits with other banks	35	—	—	—	35
Total earning assets	37,436	21,077	19,729	14,436	92,678

Liabilities
Interest-bearing liabilities:
Demand deposits	3,023	—	—	—	3,023
Savings and money market deposits	20,286	—	—	—	20,286
Time deposits	11,126	23,108	4,702	—	38,936
Federal funds purchased	236	—	—	—	236
Federal Home Loan Bank advances	—	1,000	10,500	5,000	16,500
Total interest-bearing liabilities	34,671	24,108	15,202	5,000	78,981

Period gap	$2,765	$(3,031)	$4,527	$9,436	$13,697
Cumulative gap	$2,765	$(266)	$4,261	$13,697	$13,697

Ratio of cumulative gap to total earning assets	2.98%	(.29)%	4.60%	14.78%	14.78%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates.  Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments.  Debt securities are reflected at each instrument’s ultimate maturity date.  Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date.  Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point.  Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period.  Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.  Overnight federal funds purchased mature daily and are reflected at the earliest pricing interval.  The Federal Home Loan Bank advances are reflected at their contractual maturity dates.

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

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2008 and 2007.

Allowance for Loan Losses

(Dollars in thousands)	2008	2007

Total loans outstanding at end of period	$75,363	$65,764

Average loans outstanding	$70,663	$53,398

Balance of allowance for loan losses at beginning of period	$677	$389

Net loan losses	(238)	(3)
Provision for loan losses	637	291
Balance of allowance for loan losses at end of year	$1,076	$677

Allowance for loan losses to period end loans	1.43%	1.03%

Nonperforming Assets

Nonperforming Assets. There were three loans totaling $1,639,092 which were nonperforming assets at December 31, 2008.  There were three loans totaling $528,387 which were nonperforming assets at December 31, 2007.  There was one loan totaling $31,363 which was 90 days or more past due and still accruing interest as of December 31, 2008 which was facilitated by the bankruptcy court.  As of December 31, 2007, the Bank had no loans 90 days or more past due and still accruing interest.   Real estate acquired through foreclosure totaled $162,000 at December 31, 2008.  There was no real estate acquired through foreclosure at December 31, 2007.

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

Potential Problem Loans.  At December 31, 2008, loans totaling $5,269,128 as compared to $2,267,869 for the prior year were criticized.  Loans totaling $2,462,246 and $528,387 were classified or impaired by our internal review mechanisms as of December 31, 2008 and 2007, respectively.  The impaired loans include a $684,000 loan secured by real estate for which management has not set aside a specific reserve due to our belief that a full recovery is likely pursuant to the legal actions which we are pursuing.  The impaired loans also include a $837,359 participation loan we hold on a commercial real estate development on the South Carolina coast.  The amount of the impairment on this loan is not easily determinable.  Based upon calculations of the present value of the collateral supporting this loan, we believe our loan on this development is impaired by approximately $223,291, and we have increased our reserves to reflect this impairment.  However, the actual impairment on this loan may be greater than this amount and it is likely to increase.  Principal payments on this loan totaling $161,417 have been received during the year ended December 31, 2008.  The results of this internal review process are considered in determining our assessment of the adequacy of the allowance for loan losses.  Included in the allowance for loan losses at December 31, 2008 and 2007 was $456,667 and $162,775, respectively, related to impaired loans.

Noninterest Income and Expense

Noninterest Income.  The largest component of noninterest income was service charges on deposit accounts for the year ended December 31, 2008 which totaled $104,139 as compared to $73,683 in 2007.  This increase was attributable to increased number of accounts and also to deteriorating economic conditions which increased NSF/overdraft fee income.   Bankcard transaction fees increased $23,208 to $52,235 for the year ended December 31, 2008 attributable to increased transaction volume.  Mortgage origination fee income totaled $31,283 for the year ended December 31, 2008 and $162,165 for the year ended December 31, 2007.   Unfavorable economic and industry conditions have decreased mortgage loan sales volume which has negatively impacted our mortgage origination fee income.

The following table sets forth the principal components of noninterest income for the years ended December 31, 2008 and 2007.

(Dollars in thousands)	2008	2007

Service charges on deposit accounts	$104	$74
Mortgage origination fees	31	162
Bankcard transaction fees	52	29
Other	51	41

Total noninterest income	$238	$306

Noninterest Expense.   Salaries and employee benefits comprised the largest component of noninterest expense each year, totaling $1,683,528 and $1,684,220 for the years ended December 31, 2008 and 2007, respectively.   Occupancy

expense totaled $338,251 and $184,712 for the years ended December 31, 2008 and 2007, respectively.   Increased occupancy expense of $153,539 in 2008 from 2007 reflects costs resulting from the consolidation and relocation of our original main branch and original operations center to the renovated new main branch facility in the same commercial subdivision in July 2008.  As a result of successful brand recognition in our marketplace and management’s efforts to increase operational efficiencies in the marketing area, marketing expenses decreased $98,139 to $160,014 from $258,153 for the years ended December 31, 2008 and 2007.

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2008 and 2007.

(Dollars in thousands)	2008	2007

Salaries and employee benefits	$1,684	$1,684
Net occupancy expense	338	185
Insurance	32	22
Advertising and marketing expense	160	258
Office supplies, stationary and printing	57	63
Data processing	298	265
Professional fees	187	197
Furniture and equipment expense	220	201
Telephone	60	71
Postage	15	13
FDIC assessment expense	58	41
Other	229	201

Total noninterest expense	$3,338	$3,201

Earning Assets

Loans.  Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance.  Loans averaged $70,663,104 and $53,397,968 in 2008 and 2007, respectively.  At December 31, 2008 and 2007, total loans were $75,363,221 and $65,764,459, respectively.

The following table sets forth the composition of the loan portfolio by category at December 31, 2008 and 2007 and highlights our general emphasis on real-estate lending.

Composition of Loan Portfolio

	2008		2007
December 31, (Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commerical and industrial	$4,793	6.35%	$4,562	6.92%
Real estate:
Mortgage	50,807	67.36%	42,690	64.81%
Construction, land development and other land loans	17,995	23.86%	18,028	27.37%
Agriculture	850	1.13%	—	—
Consumer	984	1.30%	592.90%
Total loans	$75,429	100.00%	$65,872	100.00%

Allowance for loan losses	1,076		677
Deferred loan origination fees, net	66		108

Net loans	$74,287		$65,087

The largest component of loans in our loan portfolio is real estate mortgage loans.  At December 31, 2008, real estate mortgage loans totaled $50,806,898, or 67.36% of our total loan portfolio, compared to $42,690,242, or 64.81%, in 2007.

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

Residential mortgage loans totaled $27,517,513 at December 31, 2008, compared to $21,886,078 in 2007. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.   Nonresidential mortgage loans, which include commercial loans, other loans secured by multi-family properties and farmland, totaled $23,289,385 at December 31, 2008 and $20,804,164 in 2007.  Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans.  They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt.  Cash flows may be affected significantly by general economic conditions (including rising interest rates) and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default.  Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans.  An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Construction, land development and other land loans totaled $17,995,142 at December 31, 2008 and $18,027,664 in 2007.  The demand for this type of loan has been strong due to the amount of new development in our market area in recent years.

Commercial and industrial loans totaled $4,793,257 at December 31, 2008 and $4,561,846 in 2007 and comprised 6.35% and 6.92%, respectively, of our total portfolio.

At December 31, 2008, there was one agriculture loan totaling $850,000.  There were no agriculture loans as of December 31, 2007.

Our loan portfolio also includes consumer loans.  At December 31, 2008, consumer loans totaled $984,411, compared to $592,378 in 2007, and represented 1.30% and .90%, respectively, of the total loan portfolio on such dates.

Our loan portfolio reflects the diversity of our market.  Our home office is located in Bluffton, South Carolina.   We expanded our existing loan production office on Hilton Head Island, South Carolina, into a full-service branch in October 2007.  We believe the diversity of the economy in our market creates opportunities for various types of lending.  We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for us.  The following table sets forth our loans maturing within specified intervals at December 31, 2008.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

December 31, 2008 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five years	Total

Commerical and industrial	$2,344	$1,848	$601	$4,793
Real estate-mortgage	11,108	28,688	11,011	50,807
Real estate-construction, land development and other land	7,064	10,754	177	17,995
Agriculure	850	—	—	850
Consumer and other	282	658	44	984
	$21,648	$41,948	$11,833	$75,429

Loans maturing after one year with:
Fixed interest rates				$37,108
Floating interest rates				16,673
				$53,781

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

Investments

Investment Securities. The investment securities portfolio is also a component of our total earning assets. Total securities available for sale averaged $16,833,738 in 2008 and $7,031,172 in 2007.  At December 31, 2008, the securities available for sale portfolio totaled $16,388,747 and $13,599,116 in 2007.  All securities designated as available for sale were recorded at market value.

The following table sets forth the scheduled maturities and average yields of securities available for sale at December 31, 2008.

Investment Securities Maturity Distribution and Yields

December 31, 2008	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten years		Over Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-backed Securities	—	—	—	—	$1,280	5.36%	$15,109	5.01%	$16,389	5.04%
Total	—	—	—	—	$1,280	5.36%	$15,109	5.01%	$16,389	5.04%

Nonmarketable equity securities totaled $891,200 and $318,400 and had a yield of 3.39% and 5.96% at December 31, 2008 and 2007, respectively.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “—Net Interest Income— Interest Sensitivity.”

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold and time deposits with other banks, averaged $356,270 in 2008 and $977,470 in 2007.  At December 31, 2008 and 2007, we had no federal funds sold.  Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average total deposits totaled $66,518,436 during 2008 and $52,374,427 during 2007.  At December 31, 2008, total deposits were $67,967,234 and $63,469,102 in 2007.  Average interest-bearing liabilities totaled $75,011,115 in 2008 and $48,058,601 in 2007.

The following table sets forth our deposits by category as of December 31, 2008 and 2007.

Deposits

	2008		2007
December 31, (Dollars in thousands)	Amount	% of Deposits	Amount	% of Deposits
Demand deposit accounts	$5,722	8.42%	$5,952	9.38%
NOW accounts	3,023	4.45%	2,536	4.00%
Savings and money market accounts	20,286	29.85%	17,713	27.91%
Time deposits of $100 or over	20,195	29.71%	9,956	15.68%
Other time deposits	18,741	27.57%	27,312	43.03%
Total deposits	$67,967	100.00%	$63,469	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $47,772,197 at December 31, 2008 and $53,512,720 in 2007.

Deposits, and particularly core deposits, have been a primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  Competition for core deposits is intense in our market and we expect the deposit competition to remain in the near future.  Our loan-to-deposit ratio was 110.88% and 103.62% at December 31, 2008 and 2007, respectively.

The maturity distribution of our time deposits over $100,000 at December 31, 2008, is set forth in the following table:

Maturities of Certificates of Deposit of $100,000 or More

(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total

Certificates of deposit of $100 or more	$6,036	$13,134	$1,025	$—	$20,195

Of our time deposits over $100,000, 29.89% had scheduled maturities within three months, 65.04% had maturities after three through twelve months and 5.07% had maturities of one year to five years.  Large certificate of deposit customers may be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  At December 31, 2008, $3,700,000 of our time deposits over $100,000 was public deposits secured by pledged investments.  There were no public deposits as of December 31, 2007.

Other Borrowings. The following table summarizes our borrowings for the year ended December 31, 2008.  At December 31, 2008, there were $16,500,000 advances from the Federal Home Loan Bank of Atlanta.  These advances are discussed in the footnotes to the financial statements and are secured by a portion of our investment portfolio, our investment in Federal Home Loan Bank stock and certain commercial and residential loans, including lines of credit.    Federal funds are short-term borrowings from other financial institutions that mature daily.  Of the federal funds purchased at December 31, 2008, $236,500 was secured by a portion of our investment portfolio.  In 2008, we have also utilized short-term borrowings from the Federal Reserve discount window which are secured by a portion of our lot loan portfolio.  There were no Federal Reserve discount window advances as of December 31, 2008.  There was one $5,000,000 advance from the Federal Home Loan Bank and $3,838,200 federal funds purchased as of December 31, 2007.  Of the federal funds purchased at December 31, 2007, $2,800,000 was secured by a portion of our investment portfolio.  The remaining balance of federal funds purchased at December 31, 2007 was unsecured.

(Dollars in thousands)	Maximum Outstanding at any Month End	Average Balance	Weighted Average Interest Rate	Balance December 31,	Interest Rate at December 31,

Advances from the Federal Home Loan Bank	$16,500	$13,181	3.27%	$16,500	3.32%

Federal funds purchased	4,044	2,036	2.84%	236.75%

Federal Reserve discount window	2,000	145	1.65%	—	—

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

The bank exceeded the regulatory capital requirements at December 31 as set forth in the following table.

Analysis of Capital and Capital Ratios

December 31, (Dollars in thousands)	2008	2007

Tier 1 capital	$8,099	$8,495
Tier 2 capital	873	677
Total qualifying capital	$8,972	$9,172

Risk-adjusted total assets (including off-balance-sheet-exposures)	$69,648	$62,589

Tier 1 risk-based capital ratio	11.63%	13.57%
Total risk-based capital ratio	12.88%	14.65%
Tier 1 leverage ratio	8.61%	11.26%

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At December 31, 2008, we had issued commitments to extend credit of $11,500,006 through various types of lending arrangements.  There were also $360,073 outstanding commercial letters of credit at December 31, 2008.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2008.

(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total

Unused commitments to extend credit	$1,620	$4,989	$2,953	$2,298	$11,860

We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on its credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2008 as included in Item 7 of this annual report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities.  These accounting policies are considered to be critical accounting policies.  The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and results of operations.

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

As discussed in Note 17 in the consolidated financial statements, the Company has the ability to obtain additional federal funds in the amount of $8,263,000 as of December 31, 2008.  In addition, the Company has the ability to borrow additional funds from the Federal Home Loan Bank of $1,355,073 as of December 31, 2008.  At December 31, 2008 the Company also had $6,903,991 available for short term advances at the Discount Window with the Federal Reserve Bank of Richmond.   The Company also has $4,868,434 in securities available for sale that are not pledged at December 31, 2008.

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

	2008	2007

Return on average assets	(.53)%	(.89)%
Return on average equity	(5.28)%	(5.83)%
Average equity to average assets ratio	10.11%	15.34%

Item 8 — Financial Statements

ATLANTIC BANCSHARES, INC.

Consolidated Financial Statements

and

Report of Independent Registered Public Accounting Firm

December 31, 2008 and 2007

ATLANTIC BANCSHARES, INC.

Elliott Davis

1901 Main Street, Suite 1650

PO Box 2227

Columbia, South Carolina 29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Atlantic Bancshares, Inc.

Bluffton, South Carolina

We have audited the accompanying consolidated balance sheets of Atlantic Bancshares, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Bancshares, Inc. and Subsidiary, at December 31, 2008 and 2007, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Atlantic Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

s/Elliott Davis, LLC

Elliott Davis, LLC

Columbia, South Carolina

March 16, 2009

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets:
Cash and cash equivalents:
Cash and due from banks	$577,915	$1,630,198
Total cash and cash equivalents	577,915	1,630,198

Securities available for sale	16,388,747	13,599,116
Nonmarketable equity securities	891,200	318,400

Loans receivable	75,363,221	65,764,459
Less allowance for loan losses	(1,075,776)	(677,850)
Loans, net	74,287,445	65,086,609

Accrued interest receivable	319,048	369,775
Premises, furniture and equipment, net	1,177,974	397,451
Deferred tax asset	1,137,312	1,073,313
Other assets	365,190	157,878
Total assets	$95,144,831	$82,632,740

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$5,722,426	$5,951,955
Interest-bearing transaction accounts	3,023,016	2,536,183
Savings and money market	20,285,985	17,712,595
Time deposits $100,000 and over	20,195,037	9,956,382
Other time deposits	18,740,770	27,311,987
Total deposits	67,967,234	63,469,102

Advances from Federal Home Loan Bank	16,500,000	5,000,000
Federal funds purchased	236,500	3,838,200
Accrued interest payable	290,791	196,852
Other liabilities	180,302	146,328
Total liabilities	85,174,827	72,650,482

Commitments and contingencies (Notes 12 and 14)

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized; 1,251,577 shares issued and outstanding	11,982,122	11,982,122
Capital surplus	271,806	159,781
Accumulated other comprehensive income	385,065	20,518
Deficit	(2,668,989)	(2,180,163)
Total shareholders’ equity	9,970,004	9,982,258
Total liabilities and shareholders’ equity	$95,144,831	$82,632,740

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Operations
For the years ended December 31, 2008 and 2007

	2008	2007

Interest income:
Loans, including fees	$4,847,642	$4,247,639
Securities, available for sale, taxable	910,359	383,615
Nonmarketable equity securities	24,846	6,778
Federal funds sold	2,291	52,711
Interest bearing deposits with other banks	4,557	756
Total	5,789,695	4,691,499

Interest expense:
Time deposits $100,000 and over	669,038	496,289
Other deposits	1,633,378	1,788,674
Other borrowings	490,958	50,216
Total	2,793,374	2,335,179

Net interest income	2,996,321	2,356,320

Provision for loan losses	637,200	291,584
Net interest income after provision for loan losses	2,359,121	2,064,736

Noninterest income:
Service fees on deposit accounts	104,139	73,683
Residential mortgage origination fees	31,283	162,165
Other income	102,589	70,665
Total noninterest income	238,011	306,513

Noninterest expenses:
Salaries and employee benefits	1,683,528	1,684,220
Net occupancy	338,251	184,712
Professional fees	186,844	197,192
Marketing	160,014	258,153
Furniture and equipment	220,191	201,437
Data processing and related costs	298,046	264,644
Other operating	450,878	410,760
Total noninterest expenses	3,337,752	3,201,118

Loss before income tax benefit	(740,620)	(829,869)

Income tax benefit	(251,794)	(261,023)

Net loss	$(488,826)	$(568,846)

Basic loss per common share	$(.39)	$(.45)

Diluted loss per common share	$(.39)	$(.45)

Average common shares outstanding	1,251,577	1,251,577

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the years ended December 31, 2008 and 2007

				Accumulated		Total
			Additional	other		Shareholders’
	Common stock		Paid-in	comprehensive		Equity
	Shares	Amount	Capital	income	Deficit	(deficit)

December 31, 2006	1,251,577	$11,982,122	$62,373	$9,794	$(1,611,317)	$10,442,972

Net loss	—	—	—	—	(568,846)	(568,846)

Other comprehensive income, net of tax Of $5,524	—	—	—	10,724	—	10,724

Total comprehensive loss	—	—	—	—	—	(558,122)

Stock based compensation	—	—	97,408	—	—	97,408

December 31, 2007	1,251,577	11,982,122	159,781	20,518	(2,180,163)	9,982,258

Net loss	—	—	—	—	(488,826)	(488,826)

Other comprehensive income, net of tax Of $187,796	—	—	—	364,547	—	364,547

Total comprehensive loss	—	—	—	—	—	(124,279)

Stock based compensation	—	—	112,025	—	—	112,025

December 31, 2008	1,251,577	$11,982,122	$271,806	$385,065	$(2,668,989)	$9,970,004

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(488,826)	$(568,846)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	637,200	291,584
Provision for OREO	29,287	—
Depreciation and amortization expense	195,418	170,977
Loss on sale of fixed assets	12,110	—
Accretion on securities available for sale	(100,627)	(35,670)
Stock-based compensation expense	112,025	97,408
Deferred income tax benefit	(251,795)	(261,024)
Decrease (increase) in interest receivable	50,727	(138,216)
Increase in interest payable	93,939	51,195
Increase in other assets	(45,312)	(47,784)
Increase in other liabilities	33,974	24,056
Net cash provided (used) by operating activities	278,120	(416,320)

Cash flows from investing activities:
Net increase in loans receivable	(10,029,324)	(26,947,898)
Purchase of premises, furniture and equipment	(988,375)	(122,552)
Proceeds from sales of fixed assets	325	—
Purchase of securities available for sale	(8,436,871)	(10,539,784)
Repayments of securities available for sale	6,300,210	553,395
Purchase of nonmarketable equity securities	(730,300)	(225,200)
Repayments of nonmarketable equity securities	157,500	—
Net cash used by investing activities	(13,726,835)	(37,282,039)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	2,830,694	2,111,869
Net increase in certificate of deposit and other time deposits	1,667,438	20,146,089
Net increase (decrease) in federal funds purchased	(3,601,700)	3,838,200
Net increase in FHLB advances	11,500,000	5,000,000
Net cash provided by financing activities	12,396,432	31,096,158

Net decrease in cash and cash equivalents	(1,052,283)	(6,202,201)

Cash and cash equivalents, beginning of the period	1,630,198	8,232,399

Cash and cash equivalents, end of the period	$577,915	$1,630,198

Cash paid for:
Interest	$2,699,435	$2,283,984

Income taxes	$—	$—

Supplemental disclosures of noncash activities:
Other real estate acquired in settlement of loans	$582,427	$—

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Beaufort County region of South Carolina.  The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.  The Company has a concentration of construction, land and land development loans which totaled $17,995,142 at December 31, 2008, representing 180% of total equity and 24% of net loans receivable.  Within this loan category, the collateral, purpose and structure of the loans vary substantially.    Historically, economic growth and a low interest rate environment have created opportunities for land acquisition and development activities in the Company’s market area.  During fiscal 2007 and 2008, adverse changes in such factors slowed the absorption of developing projects and moderated market values of land and developed lots.  Management continues to monitor this concentration of credit risk at this time and has considered this concentration in its evaluation of the allowance for loan losses.  As of December 31, 2008, the Company identified one impaired loan related to this concentration.  Included in the allowance for loan losses at December 31, 2008 was approximately $4,000 related to this impaired loan.  The Company experienced no significant losses related to this identified risk during the years ended December 31, 2008 and 2007.   Management is not aware of any other concentrations of loans to classes of borrowers or industries that would be similarly affected by these economic conditions.

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

Securities Available for Sale - Securities available for sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account.  Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes.  Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available for sale is determined by specific identification and is used in computing the gain or loss upon sale.  Interest income is recognized when earned.

Nonmarketable Equity Securities - Nonmarketable equity securities consist of the cost of the Company’s investment in the stock of Federal Home Loan Bank.  This stock has no quoted market value and no ready market for it exists.  The Company has determined it is not practicable to estimate the fair value of these investments and, accordingly, uses cost as fair value.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At December 31, 2008 and 2007, the Company’s investment in Federal Home Loan Bank stock was $891,200 and $318,400, respectively.  Dividends are recognized when earned.

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

Loans are charged off when the amount of loss is reasonably quantifiable and the loss is likely to occur.  Interest payments received after a loan is placed in nonaccrual are applied as a principal reduction until such time as the loan is returned to accrual status.  Generally, loans are returned to accrual status when the loan is brought current and the ultimate collectability of principal and interest is no longer in doubt.  The amount of unrecognized interest income on nonaccrual loans at December 31, 2008 and 2007 is $56,324 and $27,759, respectively.

The Company follows SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” for determining impairment on certain loans.  SFAS No. 114 requires that nonhomogenous impaired loans and certain restructured loans be measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent.  A specific reserve, if deemed necessary, is set up for each impaired loan.  Accrual of interest income on impaired loans is suspended when, in management’s judgment, doubt exists as to the collectability of principal and interest.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  If amounts are received on impaired or restructured loans for which the accrual of interest has been discontinued, a determination is made as to whether payments received should be recorded as a reduction of the principal balance or as interest income depending on management’s judgment as to the collectability of principal.  The loan is returned to accrual status when, in management’s judgment, the borrower has demonstrated the ability to make periodic interest and principal payments on a timely basis.

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

In 2007, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2007. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

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

Loss Per Share - Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share is computed by dividing net loss by the weighted average number of common shares and potential common shares outstanding.   Potential common share equivalents consist of stock options and warrants determined using the treasury stock method and the average market price of the common stock.  At December 31, 2008 and 2007, there were no dilutive stock options or warrants.

Stock-Based Compensation - The Company accounts for options and warrants under the fair value recognition provisions of FASB SFAS No. 123(R), Accounting for Stock-Based Compensation.  Compensation expense is recognized in the consolidated statement of operations.

In calculating the compensation expense for stock options, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions were used for grants in 2008: dividend yield of 0 percent; expected volatility of 20.57% percent based on forecasted future volatility because there is limited historical data available; risk-free interest rates that range from 3.17% to 3.20% based on a risk free rate of return corresponding to the estimated life of the option; and expected life of 7.50 years using the “simplified method” described in SAB Topic 14.D because there is no historical data available. For purposes of this calculation, compensation expense is recognized on a straight-line basis over the vesting period.

In calculating the compensation expense for stock options, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions were used for grants in 2007: dividend yield of 0 percent; expected volatility of 15 percent based on forecasted future volatility because there is limited historical data available; risk-free interest rates that range from 4.66% to 4.94% based on a risk free rate of return corresponding to the estimated life of the option; and expected life of 7.50 years using the “simplified method” described in SAB Topic 14.D because there is no historical data available. For purposes of this calculation, compensation expense is recognized on a straight-line basis over the vesting period.

The Company’s stock option plan, which is stockholder approved, provides for stock options to be granted primarily to directors, officers and key employees.  Options granted under the stock option plan may be incentive stock options or non-incentive stock options.  Share option awards are generally granted with an exercise price equal to, or in excess of, the market price of the Company’s shares at the date of grant.  Options vest ratably over a five-year period and expire after ten years from the date of grant.  Share options awards provide for accelerated vesting if there is a change in control, as defined in the stock option plan.  The remaining shares of stock reserved under the option plan at December 31, 2008 amounted to approximately 158,002 shares.

The Company intends to issue authorized but previously unissued shares to satisfy option exercises.

Comprehensive Income – SFAS No 130, “Reporting Comprehensive Income” established standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in shareholders’ equity and comprehensive income.

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

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” SFAS 141(R) which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company was required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009.  SFAS 160 had no impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140.  FSP 140-3 was effective for the Company on January 1, 2009.  The adoption of FSP 140-3 had no impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  SFAS 161 was effective for the Company on January 1, 2009.  The Company has no derivative financial instruments; therefore, there is no impact on the Company’s financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  This FSP was effective for the Company on January 1, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 was effective November 15, 2008.  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions.  The Staff Position was effective as of January 1, 2009 and had no material effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company’s financial position, results of operations, earnings per share or cash flows.

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

The Staff Position also amends FASB Interpretation No. (“FIN”) 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 20) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 3.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  This FSP had no material impact on the financial position of the Company.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively.  Retroactive application is not permitted.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 3.

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

Reclassifications – Certain captions and amounts in the 2007 financial statements were reclassified to conform with the 2008 presentation.

NOTE 2 – CASH AND DUE FROM BANKS

At December 31, 2008 and 2007, the Company is not required to maintain cash balances with its correspondent banks to cover cash letter transactions.

NOTE 3 – INVESTMENT SECURITIES

The amortized costs and fair value of investment securities available for sale are as follows for the years ended December 31:

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$15,805,316	$583,431	$—	$16,388,747
Total investment securities	$15,805,316	$583,431	$—	$16,388,747

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$3,537,088	$63,332	$—	$3,600,420
Mortgage-backed securities	10,030,940	14,378	(46,622)	9,998,696
Total investment securities	$13,568,028	$77,710	$(46,622)	$13,599,116

The amortized costs and fair values of investment securities available for sale at December 31, 2008 and 2007, by contractual maturity, are shown below.  Mortgage-backed securities are included in the maturity schedule below.  The maturities related to these mortgage-backed securities have been allocated based on their scheduled repayment terms.   Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations with or without call or prepayment penalties.

	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due after one through five years	—	—	990,690	1,001,500
Due after five through ten years	1,212,701	1,280,047	1,989,425	2,020,662
Due after ten years	14,592,615	15,108,700	10,587,913	10,576,954
Total investment securities	$15,805,316	$16,388,747	$13,568,028	$13,599,116

The Company sold no investment securities in 2008 or 2007.  Accordingly, no gains or losses were recorded.  At December 31, 2008 and 2007, securities with a market value of approximately $3,727,924 and $8,696,853, respectively, were pledged as collateral for lines of credit and advances with correspondent banks.  At December 31, 2008 and 2007, securities with a market value of approximately $4,638,464 and $0, respectively, were pledged as collateral for public deposits in accordance with the collateral agreement.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.  The Company had no unrealized losses as of December 31, 2008.

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed Securities	$4,715,487	$(38,576)	$420,402	$(8,046)	$5,135,889	$(46,622)
	$4,715,847	$(38,576)	$420,402	$(8,046)	$5,135,889	$(46,622)

The unrealized losses on investments were attributable to increases in interest rates, rather than credit quality.  At December 31, 2007, unrealized losses are comprised of five securities that have had continuous losses of less than 12 months totaling $38,576 and one security that has had a continuous loss of 12 months or more totaling $8,046.    None of the Company’s securities were considered impaired at December 31, 2008.  The Company has the intent and ability to hold these investments until a recovery of fair value, which may be at maturity.

NOTE 4 – LOANS RECEIVABLE

The composition of net loans by major loan categories is as follows for the years ended December 31:

	2008	2007
Real estate:
Mortgage	$50,806,898	$42,690,242
Construction, land and land development	17,995,142	18,027,664
Total real estate loans	68,802,040	60,717,906
Commercial and industrial	4,793,257	4,561,846
Consumer and other	984,411	592,378
Agriculture	850,000	—
Deferred origination fees, net	(66,487)	(107,671)
Gross loans receivable	75,363,221	65,764,459
Less allowance for loan losses	(1,075,776)	(677,850)
Loans receivable, net	$74,287,445	$65,086,609

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank of Atlanta.  The total of loans pledged was $25,065,657 as of December 31, 2008.

Nonaccrual loans, which are all loans ninety days or more delinquent, totaled $1,639,092 and $528,387 at December 31, 2008 and 2007, respectively.  For the years ended December 31, 2008 and 2007, interest income which would have been recorded would have been $56,324 and $27,759, respectively, had nonaccruing loans been current in accordance with their original terms.   Additionally, as of December 31, 2008, the Bank had one loan totaling $31,363 which was ninety days or more past due and still accruing interest.   As of December 31, 2007, the Bank had no loans ninety days or more past due and still accruing interest.

At December 31, 2008, the Bank had fifteen loans to eleven borrowers that were impaired totaling $2,462,246.  Nine of these loans totaling $2,206,339 are secured by real estate, three loans totaling $45,607 are secured by automobiles, one loan totaling $172,640 is secured by business assets including accounts receivable, inventory, furniture, fixtures and equipment and two loans totaling $37,660 are unsecured.  Three of these impaired loans to one borrower were performing troubled debt restructured loans totaling $414,369 for which no specific reserve has been set aside.  At December 31, 2007, the Bank had three loans that were impaired totaling $528,387.  All of these loans were secured by real estate.

Included in the allowance for loan losses at December 31, 2008 and December 31, 2007 was $456,667 and $162,775, respectively, related to impaired loans.  The average recorded investment in impaired loans for the year ended December 31, 2008 and December 31, 2007 was $1,483,392 and $142,588, respectively.    The Bank recognized interest income totaling $2,733 related to one impaired loan during fiscal 2008.  The Bank recognized no interest income on impaired loans during fiscal 2007.

Under current Federal Reserve regulations, the Bank is limited to the amount it may loan to the Company.  Loans made by the Bank may not exceed 10% and loans to all affiliates may not exceed 20% of the bank’s capital, surplus and undivided profits, after adding back the allowance for loan losses. There were no loans outstanding between the Bank and the Company at December 31, 2008 and 2007.

The composition of gross loans by rate type is as follows for the years ended December 31:

	2008	2007

Variable rate loans	$26,752,383	$17,747,240
Fixed rate loans	48,677,325	48,124,890
Deferred origination fees, net	(66,487)	(107,671)

Gross loans	$75,363,221	$65,764,459

The allowance for loan losses is available to absorb future loan charge-offs.  The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off.  The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year.

Transactions in the allowance for loan losses for the years ended December 31 are summarized below:

	2008	2007

Balance, beginning of year	$677,850	$389,340
Provision charged to operations	637,200	291,584
Charge-offs	(239,412)	(5,230)
Recoveries	138	2,156

Balance, end of year	$1,075,776	$677,850

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation.  Components of property and equipment included in the consolidated balance sheets are as follows at December 31:

	2008	2007

Leasehold improvements	$1,041,832	$236,549
Furniture and equipment	657,214	491,727
Accumulated depreciation	(521,072)	(330,825)

Total property and equipment	$1,177,974	$397,451

Depreciation expense for the years ended December 31, 2008 and 2007 was $195,418 and $170,977, respectively.

NOTE 6 - DEPOSITS

At December 31, 2008 the scheduled maturities of certificates of deposit are as follows:

2009	$34,233,579
2010	3,384,429
2011	1,203,136
2012	114,663
$38,935,807

Included in the maturity schedule is $10,426,000 of brokered CDs with a weighted average interest rate at December 31, 2008 of 4.09%.

NOTE 7 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

As of December 31, 2008 and 2007, the Bank had advances from the Federal Home Loan Bank of Atlanta (“FHLBA”) in the amount of $16,500,000 and $5,000,000, respectively.  FHLBA advances are collateralized by pledged FHLBA stock, certain commercial and residential loans, including home equity lines of credit and by a portion of our investment portfolio.   The $5,000,000 advance whose scheduled maturity is November 29, 2017 pays interest quarterly and contains conversion options.   The remaining advances have fixed interest rates, bullet maturities, pay interest monthly and do not have conversion options.  All FHLBA advances are subject to prepayment penalties.

FHLBA advances as of December 31:

Maturity	Rate	2008	2007
11/30/2009	3.3400	1,000,000	—
03/12/2010	2.6400	5,000,000	—
05/28/2010	3.5800	1,000,000	—
05/31/2011	3.9300	1,000,000	—
07/11/2011	3.6675	1,000,000	—
07/10/2012	3.8990	1,000,000	—
09/12/2012	3.7000	750,000	—
09/12/2013	3.8500	750,000	—
11/29/2017	3.4840	5,000,000	5,000,000

Total advances from FHLBA		$16,500,000	$5,000,000

NOTE 8 - STOCK COMPENSATION PLAN

Under the terms of the original employment agreements with the Company’s Chief Executive Officer (“CEO”), Chief Credit Officer (“CCO”), Chief Operating Officer (“COO”) and the Company’s Chief Financial Officer (“CFO”), stock options were granted to each as part of their compensation and benefits package.  Under these agreements, the CEO was granted options to purchase common stock equal to 2% of the shares sold in the initial offering or 25,031 options.  The CCO and the COO were granted options to purchase common stock equal to 1% of the shares sold in the initial offering or 12,516 options to each.  The CFO was granted 10,000 stock options.   These options vest over a five year period.  The options have an exercise price of $10 per share and terminate ten years after the date of grant.

The Company has also granted a total of 49,250 stock options to its employees.  Of these, 23,500 were granted in 2008 and 7,750 were granted in 2007.   These options vest over a five year period.   Years will be measured from the grant dates.   The options have an exercise price of $8.85 to $11 per share and terminate ten years after the date of grant.  The weighted average grant date fair value was $8.85 and $11 per share in 2008 and 2007, respectively.   No options have been exercised.  Of these, 17,000 have been forfeited As of December 31, 2008 there was $164,658 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan.  That cost is expected to be recognized over a weighted average period of 2.92 years.  The total fair value of the shares vested during the years ended December 31, 2008 and 2007 was $60,916 and $46,439, respectively.

A summary of the status of the Company’s stock options as of December 31, and changes during the year are presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1,	69,813	$10.11	69,563	$10.00
Granted	23,500	8.85	7,750	11.00
Exercised	—	—	—	—
Forfeited	(1,000)	11.00	(7,500)	10.00
Expired	—	—	—	—
Outstanding at December 31,	92,313	$9.78	69,813	$10.11

At December 31, 2008 and 2007, 26,175 and 12,413 of these options were exercisable.

The following table summarizes information about the stock options outstanding under the Company’s Plan at December 31, 2008:

	Outstanding	Exercisable
Number of options	92,313	26,175
Weighted average remaining life	8.00 years	7.56 years
Weighted average exercise price	$9.78	$10.05
High exercise price	$11.00	$11.00
Low exercise price	$8.85	$10.00
Aggregate intrinsic value	$0.00	$0.00

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	57,400	$3.26
Granted	23,500	$2.84
Vested	(13,762)	$3.31
Forfeited	(1,000)	$3.78
Nonvested at December 31, 2008	66,138	$3.20

NOTE 9 - STOCK WARRANTS

The organizers of the Company received stock warrants giving them the right to purchase one share of common stock for every share they purchased in the initial offering of the Company’s common stock up to 10,000 shares at a price of $10 per share.   A total of 80,000 warrants were granted in 2006.  The warrants vest over a five year period.   All unexercised organizer warrants expire on the tenth anniversary of the opening date of the bank, subject to earlier termination in certain circumstances pursuant to individual stock warrant agreements.  There were no warrants granted, exercised or forfeited in 2008 or 2007.

At December 31, 2008 and 2007, 32,000 and 16,000 warrants were exercisable, respectively.

NOTE 10 - INCOME TAXES

Income tax benefit for the years ended December 31, is summarized as follows:

	2008	2007
Current portion
Federal	$—	$—
State	—	—
Total current	—	—
Deferred income tax provision (benefit)	(63,998)	(250,453)

Income tax expense (benefit)	(63,998)	(250,453)

Income tax expense (benefit) is allocated as follows:
To continuing operations	(251,794)	(261,023)
To shareholders’ equity	187,796	10,570

Income tax expense (benefit)	$(63,998)	$(250,453)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$299,802	$164,507
Net operating loss carryforward	790,164	655,137
Organizational and start-up costs	198,734	215,308
Accumulated depreciation	—	31,248
Other	56,207	49,491
New jobs tax credit carryforwards	57,750	—
Total deferred tax assets	1,402,657	1,115,691

Deferred tax liabilities:
Accumulated depreciation	21,520	—
Unrealized gain on securities available for sale	198,366	10,570
Net capitalized loan costs and fees	12,909	16,493
Prepaid expenses	32,550	15,315
Total deferred tax liabilities	265,345	42,378

Net deferred tax asset	$1,137,312	$1,073,313

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2008 and 2007, management has not recorded a valuation allowance.  Net deferred tax assets are recorded in other assets on the Company’s consolidated balance sheets.

The Company has a net operating loss for Federal income tax purposes of $2,324,012 as of December 31, 2008. This net operating loss begins to expire in the year 2026.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2008 and 2007 to income before income taxes follows:

	2008	2007
Tax benefit at a statutory rate	$(251,811)	$(282,155)
Stock-based compensation	38,089	33,118
Other	(38,072)	(11,986)
Income tax benefit	$(251,794)	$(261,023)

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.   The Company’s policy is to classify any

interest or penalties recognized in accordance with FIN 48 as interest expense or noninterest expense, respectively.  Years ended December 31, 2005 through December 31, 2007 remain open for audit for all major jurisdictions.

NOTE 11 – BENEFIT PLAN

During fiscal 2007, the Company established a defined contribution plan covering substantially all employees.  The Company contributes a matching contribution of 100% of employee salary deferral contributions up to 3% of salary, plus 50% of employee salary deferral contributions from 3% to 5% of salary for the plan year.   Matching contribution expense was $ 49,762 and $39,363 for fiscal 2008 and 2007, respectively.

NOTE 12 - LEASES

The Company has entered into various lease agreements which are more fully described below.

The Company entered into a lease agreement for a minimum term of thirty-six months which ended on October 15, 2007.  This lease was amended on January 24, 2007.  On March 27, 2007, this lease agreement was extended for an additional three-year term, ending in October 14, 2010 with a monthly rental amount of $4,928.  This lease provides for one additional three-year renewal term with monthly rental amounts $5,292.   This space served as the main branch location for the Bank until it was consolidated with the operations center into a new location in July 2008.  The Bank is attempting to sub-lease this space for the duration of the current option extension and does not intend to renew beyond the expiration of the current option period.

On January 1, 2007, the Company opened a loan production office on Hilton Head Island, South Carolina.  This location was converted to a full-service branch on October 26, 2007.  The leased facility was sold in August 2007 to a limited liability corporation owned primarily by directors of the Company.  The Company entered into a new lease agreement beginning August 1, 2007 for a minimum of ten years.   The lease agreement provides for two ten year renewal terms.  Monthly rental expense for the first two years of the lease is $2,000.  At the end of the second year of the initial term, and at the end of each subsequent two year period and of any renewal term of this lease, the base rent may be adjusted according to the provisions in the lease.

The Company has assumed liability for a lease agreement for an automobile.  The lease terms call for monthly payments of $400.  On January 3, 2008, this lease was extended for an additional year with the same lease payment, terms and conditions contained in the original agreement.    On August 21, 2008, the Company exchanged the leased automobile and entered into a new lease agreement on the new automobile.   The lease terms call for monthly payments of $400 and expires on August 20, 2011.

The Bank entered into a lease agreement on February 5, 2008 for a minimum term of fifteen years, ending on December 31, 2022.  The lease agreement provides for two five year renewal terms.    Monthly rental expense for the first year of the lease is $9,572.  At the end of the first year of the initial term, and at the end of each subsequent year, the base rent will be adjusted according to the provisions in the lease.  A Commercial Lease Addendum was signed on March 25, 2008 which adjusted the monthly rental expense for the first year of the lease to $8,993.  The Addendum also adjusted the monthly base rent due after the first year for the duration of the lease.  This space consolidated the existing main branch location and the Operations Department in July 2008.

Rental expense for the year ending December 31, 2008 totaled $220,934.  Rental expense for the year ending December 31, 2007 totaled $127,815.

Under these assumptions, minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year for each of the next five years in the aggregate are:

2009	$199,077
2010	$189,897
2011	$144,979
2012	$145,454
2013	$149,097

NOTE 13 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability.  As of December 31, 2008, the Company had related party loans totaling $2,727,054.  Advances made totaled $3,855,629 and repayments totaled $3,822,702 during the year ended December 31, 2008.   The Company had related party loans totaling $2,694,127 as of December 31, 2007.  Advances made totaled $2,628,123 and repayments totaled $717,664 during the year ended December 31, 2007.

Deposits by directors, including their affiliates and executive officers, at December 31, 2008 and 2007 were $7,839,413 and $4,668,086, respectively.

One of the leases described in Note 12 is with a limited liability corporation that is owned primarily by the directors of the Company.  The expense associated with this lease totaled $36,439 and $34,459 for the years ended December 31, 2008 and 2007, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 15 - LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Due to the net loss, there were no dilutive common share equivalents outstanding during 2008 or 2007; therefore, basic loss per share and diluted earnings per share were the same.

	2008	2007
Net loss per share – basic computation:
Net loss to common shareholders	$(488,826)	$(568,846)
Average common shares outstanding – basic	1,251,577	1,251,577
Basic loss per share	$(.39)	$(.45)

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

As of December 31, 2008 and 2007, the Bank exceeded its minimum regulatory capital ratios, as well as the ratios to be considered “well-capitalized”.

As of the most recent regulatory examination, the Bank was deemed well-capitalized under the regulatory framework for prompt corrective action.  To be categorized well-capitalized, the Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed the Bank’s categories.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2008 and 2007:

					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Total Capital (to risk weighted assets)	$8,972	12.88%	$5,572	8.0%	$6,965	10.0%
Tier 1 Capital (to risk weighted assets)	8,099	11.63%	2,786	4.0%	4,179	6.0%
Tier 1 Capital (to average assets)	8,099	8.61%	3,765	4.0%	4,706	5.0%
As of December 31, 2007
Total Capital (to risk weighted assets)	$9,172	14.65%	$5,007	8.0%	$6,258	10.0%
Tier 1 Capital (to risk weighted assets)	8,495	13.57%	2,503	4.0%	3,755	6.0%
Tier 1 Capital (to average assets)	8,495	11.26%	3,017	4.0%	3,771	5.0%

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.”  On March 31, 2007, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule).  However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC.  Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.”  According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.  In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines.  Prior to adoption of this new rule, our holding company was not subject to these capital guidelines, as it had less than $150 million in assets.  Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies.  Regardless, the Bank is subject to, and complies with, these minimum capital requirements as set per bank regulatory agencies.

NOTE 17- LINES OF CREDIT

As of December 31, 2008, the Company had lines of credit to purchase federal funds from unrelated banks totaling $8,500,000, consisting of a $2,800,000 line secured by $3,153,875 of pledged investment securities, and $5,700,000 of unsecured lines. As of December 31, 2008, $236,500 was outstanding on the secured line of credit and $8,263,500 remained unused on lines of credit.  The lenders have reserved the right to withdraw the unsecured lines at their option.  These lines of credit are available on various structures for general corporate purposes.

At December 31, 2008, we had remaining available credit from FHLBA totaling $934,927 based upon existing pledged investment and loan collateral.  At December 31, 2008, an additional $1,355,073 of credit was also available to the bank upon the receipt of additional collateral pledged to FHLBA.

As of December 31, 2008, we had $11,506,651 of lot loans pledged to Federal Reserve Bank of Richmond which produced lendable collateral value totaling $6,903,991 available for short-term advances at the Discount Window.   For advances with maturities of twenty-eight days or less, the total lendable collateral value was available to the Bank.  Seventy-five percent of the Bank’s lendable collateral value was available for advances with maturities from twenty-nine to ninety days.  The rate on the advances from the Discount Window is the Federal Reserve Discount Window rate.   Advances from the Federal Reserve Discount Window are not subject to prepayment penalties.  No advances from the Federal Reserve Bank were outstanding as of December 31, 2008.

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

Under Federal Reserve Board regulations, the amount of loans or advances from the banking subsidiary to the parent company is also restricted as discussed in Note 4.

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

The following table summarizes the Bank’s off-balance-sheet financial instruments whose contract amounts represent credit risk at December 31:

	2008	2007
Commitments to extend credit	$11,500,006	$12,891,632
Commercial letters of credit	360,073	205,073
	$11,860,079	$13,096,705

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

Investment Securities - For securities available for sale, fair value equals the carrying amount which is the quoted market price.

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

Advances from Federal Home Loan Bank - The fair value of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate from the Federal Home Loan Bank.  The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently.

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

NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$577,915	$577,915	$1,630,198	$1,630,198
Securities available for sale	16,388,747	16,388,747	13,599,116	13,599,116
Nonmarketable equity securities	891,200	891,200	318,400	318,400
Loans receivable	75,363,221	74,841,000	65,086,609	65,874,000
Accrued interest receivable	319,048	319,048	369,775	369,775

Financial Liabilities:
Demand deposits, interest-bearing transaction and savings accounts	29,031,427	29,031,427	26,200,733	26,200,733
Time deposits	38,935,807	39,448,000	37,268,369	36,284,034
Advances from Federal Home Loan Bank	16,500,000	17,365,000	5,000,000	5,000,000
Federal funds purchased	236,500	236,500	3,838,200	3,383,200
Accrued interest payable	290,791	290,791	196,852	196,852

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Commitments to extend credit	$11,500,006	$—	$12,891,632	$—
Standby letters of credit	360,073	—	205,073	—

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, and money market funds.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage- backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2008:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$—	$16,388,747	$—
Total	$—	$16,388,747	$—

The Company has $2,462,246 of impaired loans measured at fair value as of December 31, 2008 on a nonrecurring basis.  These loans are at a Level 2 input.

NOTE 21 — PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Atlantic Bancshares, Inc. (parent company only):

Condensed Balance Sheets

December 31, 2008 and 2007

	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$348,985	$394,130
Deferred tax benefit	108,411	54,989
Investment in subsidiary	9,512,608	9,533,139
Total assets	$9,970,004	$9,982,258

Liabilities and Shareholders’ Equity

Shareholders’ equity	9,970,004	9,982,258
Total liabilities and shareholders’ equity	$9,970,004	$9,982,258

Condensed Statements of Operations

For the years ended December 31, 2008 and 2007

	2008	2007

Salaries and benefits	$112,025	$97,408
Other expense	45,145	45,089
Total expense	157,170	142,497

Loss before income tax benefit and equity in undistributed net loss of subsidiary	(157,170)	(142,497)

Income tax benefit	(53,421)	(12,549)

Equity in undistributed net loss of subsidiary	(385,077)	(438,898)

Net loss	$(488,826)	$(568,846)

NOTE 21 — PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows

For the years ended December 31, 2008 and 2007

	2008	2007
Operating activities
Net loss	$(488,826)	$(568,846)
Adjustments to reconcile net loss to net cash used by operating activities
Equity in undistributed net loss of subsidiary	385,077	438,897
Stock based compensation expense	112,025	97,408
Increase in other assets	(53,421)	(12,549)
Net cash used by operating activities	(45,145)	(45,090)

Net decrease in cash and cash equivalents	(45,145)	(45,090)

Cash and cash equivalents, beginning of year	394,130	439,220

Cash and cash equivalents, end of year	$348,985	$394,130

CORPORATE DATA

ANNUAL MEETING:

The Annual Meeting of Shareholders of Atlantic Bancshares, Inc. will be held on May 22, 2009 at 10:00 AM at the Community Center, Oscar Frazier Park, 77 Shults Road, Bluffton, South Carolina 29910.

CORPORATE OFFICE:	CORPORATE COUNSEL:

One Sheridan Park Circle	Nelson Mullins Riley & Scarborough, LLP
Bluffton, South Carolina 29910	Poinsett Plaza, Suite 900
Phone: 843.815.7111	104 South Main Street
Fax: 843.815.7112	Greenville, South Carolina 29601

INDEPENDENT AUDITORS:	STOCK TRANSFER AGENT:

Elliott Davis, LLC	First Citizens Bank & Trust Company
1901 Main Street, Suite 1650	Institutional Trust Services Division
Columbia, South Carolina 29202	4300 Six Forks Road
Raleigh, North Carolina 27609

STOCK INFORMATION:

Our common stock is listed on the OTC Bulletin Board under the symbol “ATBA.”  As of March 1, 2009, there were 389 shareholders of record.

Our ability to pay cash dividends is dependent upon receiving cash in the form of dividends from Atlantic Community Bank.  However, certain restrictions exist regarding the ability of the bank to transfer funds to us in the form of cash dividends.  All of the bank’s dividends to us are payable only from the undivided profits of the bank.

LOCATIONS:

Sheridan Park Branch	mailing: (all locations)
One Sheridan Park Circle	Post Office Box 3077
Bluffton, South Carolina 29910	Bluffton, South Carolina 29910
Phone: 843.815.7111
Fax: 843.815.7112

Hilton Head Island Branch
One Corpus Christi Place, Suite 108
Hilton Head Island, South Carolina 29928
Phone: 843.785.3400
Fax: 843.785.3350

“a” Online:	“a” Telephone Banking
www.atlanticcommunitybank.com	877.ACB.2472

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e).  Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.  Other Information.

None.

Part III.

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following sets forth information regarding our executive officers and directors.  Our directors are elected to one year terms.  Our executive officers serve at the discretion of our board of directors.

Name	Age	Year First Elected or Appointed	Year Term Expires	Position(s) Held

Gary C. Davis	44	2005	2009	Director
Frederick Anthony Nimmer, III	48	2005	2009	Director
Robyn Josselson Shirley	42	2005	2009	Director
Mark S. Simpson	47	2005	2009	Director
Brian J. Smith	36	2005	2009	Chairman of the Board, Director
Robert P. Trask	46	2005	2009	Chief Executive Officer, Director
Allen B. Ward	41	2005	2009	Director
Edgar L. Woods	48	2005	2009	Director
Michelle M. Pennell	42	2006		Chief Financial Officer, EVP
Todd D. Hoke	37	2005		Chief Credit Officer, EVP
Karen B. Sprague	38	2005		Chief Operations Officer, EVP

Gary C. Davis, 44, director, is director of sales with Tradition National, a residential community in Hardeeville.  Prior to that position, Mr. Davis served in 2008 as broker-in-charge of Hilton Head Lakes, a residential community in Hardeeville.  From 2003 - 2006 Mr. Davis served as broker-in-charge with Hampton Hall Realty, the real estate sales arm of the Hampton Hall planned unit residential development located in Bluffton, and as a sales executive for the same residential development from 2006-2007. Mr. Davis also worked for ten years with the health care manufacturer Johnson & Johnson, the last three as a district sales manager for the southeastern United States.  Mr. Davis holds a South Carolina real estate brokers license.  He is a native of Ridgeland in Jasper County, South Carolina and has been living in Bluffton since 1999.  Mr. Davis received his bachelor’s degree in business administration from Presbyterian College.

Frederick Anthony Nimmer, III, 48, director, is president of both Nimmer Turf + Tree Farm and Nimmer Equipment Rental Company, a position he has held since 1987.  He also serves as vice president of Turfmasters, Inc., which specializes in the installation of sod.  All of these businesses are based in Ridgeland in Jasper County, South Carolina.  Mr. Nimmer earned a bachelors degree in finance from Clemson University.  Mr. Nimmer formerly served on South Carolina Bank & Trust’s Jasper County Advisory Board from January 1999 to October 2004.  Mr. Nimmer is a native of Jasper County and has lived in Bluffton since 2001.  He is also past president of the Jasper County Rotary Club.

Robyn Josselson Shirley, 42, director, has been practice manager for the Southeastern Oral and Maxillofacial Surgery Center, Inc., Bluffton, South Carolina since 1999.  She earned a bachelors degree in sociology from Furman University.  She also holds bachelors and masters degrees in occupational therapy from the Medical University of South Carolina.  Mrs. Shirley holds a South Carolina license in occupational therapy.  A native of Yemassee, South Carolina, she has lived in Bluffton since 2001 and formerly served on the board of directors of Heroes on Horseback.

Mark S. Simpson, 47, director, is an attorney and member of the South Carolina Bar.  He has been in private practice with Jones, Patterson, Simpson & Newton, PA practicing in the fields of real estate and corporate law since 1987.  Mr. Simpson earned undergraduate and law degrees from the University of South Carolina.  Mr. Simpson has lived on Hilton Head Island since 1987. Mr. Simpson has served as chair and is currently serving as a board member of the United Way of Beaufort County.

Brian J. Smith, 36, served as chair of the organizing board and is the current chair of our board of directors.  A native of Estill, South Carolina, Dr. Smith earned a Bachelors of Science from Clemson University.  He then went on to earn his post-graduate degree from the Medical University of South Carolina’s College of Dental Medicine.  Upon completion of a General Practice residency program at Palmetto Richland Health Alliance in Columbia, South Carolina, Dr. Smith opened his private practice.  He has been president and owner of Palmetto Dental Arts, PA since 1999.

Robert P. Trask, 46, has served as our president and chief executive officer since 2004.  He is a native of Beaufort and has lived in southern Beaufort County since 1989.  His 20 years of commercial bank experience are concentrated in the coastal communities of Charleston, Beaufort, Hilton Head Island and Bluffton, South Carolina and Savannah, Georgia.  He earned a bachelors degree in financial management from Clemson University and a masters degree in business administration from the University of South Carolina.  Mr. Trask is a trustee for both the Community Foundation of the Lowcountry, Inc. and Technical College of the Lowcountry Foundation, Inc.  Mr. Trask also serves as Group I Director of the South Carolina Bankers Association’s Community Bankers Council.  Mr. Trask is a fellow of the Liberty Fellowship Class of 2009.  In May 2008, Mr. Trask served as a participant in the Aspen Seminar of the Aspen Institute.

Allen B. Ward, 41, director, has been president of the Bluffton-based engineering firm of Ward Edwards Inc., which specializes in land surveying and multi-faceted engineering services, since 2000.  Ward Edwards, Inc. also has offices in Savannah and Beaufort.  He holds professional engineer licenses from multiple states, including South Carolina.  Mr. Ward earned both his bachelors degree in civil engineering and masters degree in environmental systems engineering from Clemson University.  Originally from Kingstree, South Carolina, he has lived in Bluffton since 1998 and Beaufort County since 1992.  Mr. Ward currently serves as a member of the Board of Directors of the South Carolina Chamber of Commerce.

Edgar L. Woods, 48, director, has been president and owner of Palmetto Grain Brokerage LLC, which specializes in cash grain brokerage, futures/options trading and farm management, since 1985.  He is also president of Performance Ag, LLC, a licensed South Carolina grain dealer/merchant, and is also a partner in the Agricultural Products Exchange, a feed ingredients trading company with offices in New York, Iowa, and South Carolina.  He holds a Futures, Series 3 license from the National Futures Association.  Mr. Woods earned his bachelors degree in agricultural mechanization and business from Clemson University.  He is a native of Jasper County and has lived in Bluffton since 1990.   Mr. Woods serves as chairman of the Palmetto Agribusiness Council and is past president of both the South Carolina Grain Dealers association and Southeastern Feed and Grain, a group of feed and grain dealers from four southeastern states.

Michelle M. Pennell, 42, is our chief financial officer and executive vice president.  Ms. Pennell has been a resident of the low country area for over 17 years.  She earned her bachelor of business administration degree in finance from James Madison University in Virginia, graduating magna cum laude.  She joined the bank in January 2006 and was promoted to her current position in May 2006.  She served as the Vice President and Treasurer of Atlantic Savings Bank, a wholly-owned subsidiary of Wachovia Corporation, on Hilton Head Island for over seven years, from 1991 to 1998.  In addition, Ms. Pennell has substantial experience in many levels of accounting and finance across the hotel/restaurant, retail and non-profit sectors.  Ms. Pennell has participated in a variety of leadership positions in community organizations over the years. She is a graduate of Hilton Head Island/Bluffton Chamber of Commerce Leadership Program.

Todd D. Hoke, 37, is our Chief Credit Officer and Executive Vice President.  Mr. Hoke joined the bank in 2005 during its formation phase.  From 2004 to 2005, he was the Vice President of Commercial Lending for the Hilton Head Island branch of Carolina First charged with managing a substantial commercial loan portfolio.  Prior to that, he was the Assistant Vice President for the Bluffton branch of BB&T.  Mr. Hoke began his employment with BB&T in 1999 and his responsibilities included establishing infrastructure and developing business for BB&T’s de novo Bluffton branch.  From 1996 to 1999, Mr. Hoke was employed by the Wachovia Corporation in Hilton Head Island starting as a commercial credit analyst and was promoted to commercial lender.  He received his bachelor of science degree in business administration from Bowling Green State University in Ohio.  He is also a graduate of the Risk Management Association’s Commercial Lending School.  Mr. Hoke has been a resident of the low country area for over 14 years.  He is a graduate of Hilton Head Island/Bluffton Chamber of Commerce Leadership Program.

Karen B. Sprague, 38, is our Chief Operations Officer and Executive Vice President.  Ms. Sprague has been a resident of the low country area since 1993.  Ms. Sprague joined the bank in September 2005 during its formation phase.  Prior to that, she served as Branch Manager of the Hilton Head Island branch of First Federal from 2001 to 2005.  From 1993 to 2005, Ms. Sprague served Liberty Savings Bank in various capacities ending as Assistant Vice President and Sales Manager.  Ms. Sprague earned her bachelor of arts degree in sociology from The College of Wooster in Ohio.  She is past President and current member of the Zonta Club of Hilton Head Island.   She currently serves on the South Carolina Bankers Association Disaster Recovery Committee and is Vice President of the League of Women Voters of the Bluffton Area.  Ms. Sprague is also a graduate of Hilton Head Island/Bluffton Chamber of Commerce Leadership Program.

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

The audit committee functions are set forth in its charter, which was most recently adopted on January 22, 2009.  A copy of the audit charter is attached hereto as Exhibit 99.1 and incorporated herein by reference.  The audit committee has the responsibility for reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed. The committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses.  The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The audit committee reports its findings to the board of directors.

Our board of directors has implemented a process for shareholders of the company to send communications to the board.  Any shareholder desiring to communicate with the board, or with specific individual directors, may so do by writing to the secretary of the company, at Atlantic Bancshares, Inc., PO Box 3077, Bluffton, South Carolina 29910.  The secretary has been instructed by the board to promptly forward all such communications to the addressees indicated thereon.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table shows the compensation we paid to our chief executive officer and all other executive officers who earned over $100,000 for the years ended December 31, 2008 and 2007 (collectively, the “named executive officers”).

				Option	All Other
Names and Principal Position	Year	Salary	Bonus	Awards	Compensation(1)	Total
Robert P. Trask	2008	$148,069	$10,000	$26,667	$34,117	$218,853
President and Chief Executive Officer	2007	$140,423	$10,000	$24,245	$27,695	$202,363

Michelle M. Pennell	2008	$112,455	$5,000	$9,724	$22,973	$150,152
Chief Financial Officer	2007	$106,366	$5,000	$7,141	$19,833	$138,340

Todd D. Hoke	2008	$107,366	$5,000	$11,526	$17,475	$141,367
Chief Credit Officer	2007	$103,654	$5,000	$8,937	$13,318	$130,909

Karen B. Sprague	2008	$97,146	$5,000	$11,526	$20,547	$134,219
Chief Operating Officer	2007	$93,654	$5,000	$8,937	$16,921	$124,512

(1)          All Other Compensation includes premiums paid regarding group life, accidental death and dismemberment, disability, medical and dental insurance, auto allowance, employer match for 401k plan and dues.

Employment Agreements

Robert P. Trask.  In February 2008, we entered into a new employment agreement with Mr. Trask to serve as president and chief executive officer of Atlantic Bancshares and Atlantic Community Bank.  Unless it is terminated earlier, Mr. Trask’s employment agreement provides a three year term of employment which automatically extends for additional three year renewal terms unless written notice is given by either party 60 days prior to the termination date.  The initial base salary for Mr. Trask will be $135,000, which amount is subject to annual review by the board of directors and may be increased.  Mr. Trask will be eligible to receive bonuses if he meets the goals set forth annually for him by the board of directors.  Furthermore, Mr. Trask will be eligible for our long-term equity incentive program and for the grant of stock options, restricted stock and other similar awards.  Mr. Trask will be provided with membership fees and annual dues not to exceed $1,000 for an area country club and an automobile (including all related expenses) as well as a life insurance policy for the benefit of his spouse and heirs.  Mr. Trask is entitled to participation in our retirement, health, dental, welfare and other benefit plans and programs applicable to employees generally or to senior executives.

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

Outstanding Equity Awards at Fiscal Year-End

		Number of
		Securities Underlying
		Unexercised Options	Option Exercise	Option Expiration
Name		Unexercisable	Price ($)	Date
Robert P. Trask	Options	25,032	$10.00	07/01/16
President and Chief Executive Officer	Warrants	10,000	$10.00	01/26/16
	Options	5,000	$8.85	03/05/18

Todd D. Hoke	Options	12,516	$10.00	07/01/16
Chief Credit Officer	Options	5,000	$8.85	02/06/18

Michelle M. Pennell	Options	10,000	$10.00	07/01/16
Chief Financial Officer	Options	5,000	$8.85	02/06/18

Karen B. Sprague	Options	12,516	$10.00	07/01/16
Chief Operating Officer	Options	5,000	$8.85	02/06/18

(1)          The stock options and the warrants provide that one-fifth of the options or warrants, as applicable, will vest on either each of the first five anniversaries of the opening date of the bank (January 26, 2006) or on each of the first five anniversaries of the option grant date, depending on the terms of the grant, but only if the executive remains employed by us.

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

Director Compensation

Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors.  We did not pay any directors’ fees during the fiscal year ended December 31, 2008.  We may, pursuant to our bylaws, begin to compensate our directors at some time in the future.  In connection with the formation of our bank, in 2006 each director was issued warrants for 10,000 shares.  The warrants vest over a five-year period from the date of the opening date of the bank (January 26, 2006), but only if the director continues to serve as a director.  All unexercised organizer warrants expire on the tenth anniversary of the opening date of the bank (January 26, 2016), subject to earlier termination in certain circumstances pursuant to individual stock warrant agreements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 1, 2009.  Unless otherwise indicated, the address of each beneficial owner is c/o Atlantic Bancshares, Inc., PO Box 3077, Bluffton, South Carolina 29910.

Name of Beneficial Owner	Number of Shares Owned (1)	Right to Acquire (2)	% of Beneficial Ownership(3)
Gary C. Davis	10,000	6,000	1.2%
Frederick Anthony Nimmer, III	13,000	6,000	1.4%
Robyn Josselson Shirley	12,500	6,000	1.4%
Mark S. Simpson	12,600	6,000	1.4%
Brian J. Smith	12,500	6,000	1.4%
Robert P. Trask	15,499	21,019	2.7%
Allen B. Ward	10,000	6,000	1.2%
Edgar L. Woods	20,500	6,000	2.0%
Michelle M. Pennell	3,000	7,000	*
Todd D. Hoke	11,000	8,510	1.5%
Karen B. Sprague	5,594	8,510	1.1%
First Clearing, LLC PO Box 6570 Glen Allen, VA 23058-6570	208,097	—	15.5%

All executive officers and directors(11 persons)	126,193	87,039	15.9%

*Indicates less than 1% ownership.

(1)

Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, and includes shares held by a spouse, unless otherwise indicated in these footnotes.

(2)	Includes shares that may be acquired within the next 60 days of March 1, 2009 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.
(3)

For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 1,251,577 shares of common stock outstanding on March 1, 2009.

Equity Compensation Plan Information

The following table sets forth the equity compensation plan information at December 31, 2009.

			Number of securities remaining available for
	Number of securities to be issued upon exercise of	Weighted-average exercise price of	future issuance under equity compensation plan (c)
	Outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column (a))

Equity compensation plans approved by security holders	92,313	$9.78	158,002

Equity compensation plans not approved by security holders	80,000	$10.00	0

Total	172,313	$9.88	158,002

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Our board of directors has determined that Mr. Davis, Mr. Nimmer, Ms. Shirley, Mr. Simpson, Dr. Smith, Mr. Ward and Mr. Woods are “independent” directors, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that we selected in order to determine whether its directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-K.

Our board of directors has created an audit committee, a nominating committee and a compensation committee of the board.  The board of directors has determined that the members of each of these committees are “independent” as contemplated in the listing standards of The NASDAQ Stock Market.

Item 14.  Principal Accountant Fees and Services

Elliott Davis LLC was our auditor during the fiscal years ended December 31, 2008 and 2007.  The following table shows the fees that we paid for services performed in the fiscal years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008	Year Ended December 31, 2007

Audit Fees	$49,350	$37,200
Tax Fees	4,870	3,000
All Other Fees	—	375
Total	$54,220	$40,575

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

Item 15.  Exhibits.

(a)(1)  Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-127242).

3.2.	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 26, 2007, File No. 333-127242).

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

10.11

*Amendment No. 1 to the Atlantic Bancshares, Inc. 2006 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Audit Committee Charter.

*                                         Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

Supplemental Information To Be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

We will furnish our proxy materials and audited financial statements to security holders subsequent to the filing of the annual report on this Form 10-K, and will furnish copies of such materials to the SEC when they are sent to security holders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC BANCSHARES, INC.

Date:	March 30, 2009	By:	/s/ Robert P. Trask
Robert P. Trask
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert P. Trask, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary C. Davis	Director	March 30, 2009
Gary C. Davis

/s/ Michelle M. Pennell	Chief Financial Officer and	March 30, 2009
Michelle M. Pennell	Principal Accounting Officer

/s/ Frederick Anthony Nimmer, III	Director	March 30, 2009
Frederick Anthony Nimmer, III

/s/ Robyn Josselson Shirley	Director	March 30, 2009
Robyn Josselson Shirley

/s/ Mark S. Simpson	Director	March 30, 2009
Mark S. Simpson

/s/ Brian J. Smith	Chairman, Director	March 30, 2009
Brian J. Smith

/s/ Robert P. Trask	Chief Executive Officer, President,	March 30, 2009
Robert P. Trask	and Director

/s/ Allen B. Ward	Director	March 30, 2009
Allen B. Ward

/s/ Edgar L. Woods	Vice Chairman, Director	March 30, 2009
Edgar L. Woods

Exhibit Index

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-127242).

3.2.	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 26, 2007, File No. 333-127242).

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

10.11

*Amendment No. 1 to the Atlantic Bancshares, Inc. 2006 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Audit Committee Charter.

*                                         Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.