Form 10-Q
period 2009-03-31
Atlantic Bancshares, Inc.
filed 2009-05-15
CIK 1334504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PUSUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated (do not check if smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,251,577 shares of common stock, no par value per share, were issued and outstanding as of May 15, 2009.

ATLANTIC BANCSHARES, INC.

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheets

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements.

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$562,290	$577,915
Total cash and cash equivalents	562,290	577,915

Securities available for sale	15,700,187	16,388,747
Nonmarketable equity securities	1,003,600	891,200

Loans receivable	75,644,423	75,363,221
Less allowance for loan losses	(849,234)	(1,075,776)

Loans, net	74,795,189	74,287,445

Accrued interest receivable	325,716	319,048
Premises, furniture and equipment, net	1,120,699	1,177,974
Deferred tax asset	1,176,875	1,137,312
Other assets	339,359	365,190

Total assets	$95,023,915	$95,144,831

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$5,660,457	$5,722,426
Interest-bearing transaction accounts	1,607,682	3,023,016
Savings and money market	17,402,370	20,285,985
Time deposits $100,000 and over	23,508,318	20,195,037
Other time deposits	15,479,904	18,740,770

Total deposits	63,658,731	67,967,234

Advances from Federal Home Loan Bank	18,500,000	16,500,000
Federal funds purchased	2,538,600	236,500
Accrued interest payable	277,284	290,791
Other liabilities	128,073	180,302

Total liabilities	85,102,688	85,174,827

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
1,251,577 shares issued and outstanding	11,982,122	11,982,122
Capital surplus	299,824	271,806
Accumulated other comprehensive income	442,979	385,065
Deficit	(2,803,698)	(2,668,989)

Total shareholders' equity	9,921,227	9,970,004

Total liabilities and shareholders' equity	$95,023,915	$95,144,831

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,	March 31,
	2009	2008
Interest income:
Loans, including fees	$1,122,672	$1,242,895
Securities, available for sale, taxable	195,765	221,653
Nonmarketable equity securities	-	7,528
Federal funds sold	118	-
Interest bearing deposits with other banks	18	3,147

Total	1,318,573	1,475,223

Interest expense:
Time deposits $100,000 and over	185,614	147,260
Other deposits	232,463	519,042
Other borrowings	140,954	105,932

Total	559,031	772,234

Net interest income	759,542	702,989

Provision for loan losses	225,000	225,550

Net interest income after provision for loan losses	534,542	477,439

Noninterest income:
Service fees on deposit accounts	31,941	21,087
Residential mortgage origination fees	8,219	22,139
Other income	19,870	23,001

Total noninterest income	60,030	66,227

Noninterest expenses:
Salaries and employee benefits	406,669	418,698
Net occupancy	95,676	59,123
Professional fees	40,098	45,009
Marketing	34,482	36,204
Furniture and equipment	47,695	50,336
Data processing and related costs	77,014	68,641
Other operating	97,046	96,981

Total noninterest expenses	798,680	774,992

Loss before income tax benefit	(204,108)	(231,326)

Income tax benefit	(69,399)	(78,651)

Net loss	$(134,709)	$(152,675)

Basic loss per common share	$(.11)	$(.12)

Diluted loss per common share	$(.11)	$(.12)

Average common shares outstanding	1,251,577	1,251,577

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the three months ended March 31, 2009 and 2008
(Unaudited)

	Common stock			Accumulated		Total
			Additional	other		Shareholders'
			Paid-in	comprehensive		Equity
	Shares	Amount	Capital	income	Deficit	(deficit)

December 31, 2007	1,251,577	$11,982,122	$159,781	$20,518	(2,180,163)	$9,982,258

Net loss	-	-	-	-	(152,675)	(152,675)

Other comprehensive
income, net of tax
of $67,288	-	-	-	110,100	-	110,100

Total comprehensive loss	-	-	-	-	-	(42,575)

Stock based compensation	-	-	26,983	-	-	26,983

March 31, 2008	1,251,577	$11,982,122	$186,764	$130,618	$(2,332,838)	$9,966,666

December 31, 2008	1,251,577	$11,982,122	$271,806	$385,065	$(2,668,989)	$9,970,004

Net loss	-	-	-	-	(134,709)	(134,709)

Other comprehensive
income, net of tax
of $29,836	-	-	-	57,914	-	57,914

Total comprehensive loss	-	-	-	-	-	(76,795)

Stock based compensation	-	-	28,018	-	-	28,018

March 31, 2009	1,251,577	$11,982,122	$299,824	$442,979	$(2,803,698)	$9,921,227

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(134,709)	$(152,675)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Provision for loan losses	225,000	225,550
Gain on sale of OREO	(600)	-
Depreciation and amortization expense	57,275	42,371
Accretion on securities available for sale	(11,867)	(42,188)
Stock-based compensation expense	28,018	26,983
Deferred income tax benefit	(69,399)	(78,651)
(Increase) decrease in interest receivable	(6,668)	53,641
(Decrease) increase in interest payable	(13,507)	72,755
Decrease (increase) in other assets	25,831	(977)
Decrease in other liabilities	(52,229)	(16,378)

Net cash provided by operating activities	47,145	130,431

Cash flows from investing activities:
Net increase in loans receivable	(736,844)	(2,794,000)
Purchase of premises, furniture and equipment	-	(256,030)
Proceeds from sale of OREO	4,700	-
Purchase of securities available for sale	-	(8,436,871)
Repayments of securities available for sale	788,177	2,931,590
Purchase of nonmarketable equity securities	(112,400)	(437,800)

Net cash used by investing activities	(56,367)	(8,993,111)

Cash flows from financing activities:
Investing activities Financing activities
Net (decrease) increase in demand deposits, interest-bearing transaction
accounts and savings accounts	(4,360,918)	333,176
Net increase in certificate of deposit and other time deposits	52,415	1,853,710
Net increase (decrease) in federal funds purchased	2,302,100	(1,357,200)
Net increase in FHLB advances	2,000,000	7,775,000

Net cash (used) provided by financing activities	(6,403)	8,604,686

Net decrease in cash and cash equivalents	(15,625)	(257,994)

Cash and cash equivalents, beginning of the period	577,915	1,630,198

Cash and cash equivalents, end of the period	$562,290	$1,372,204

Cash paid for:
Interest	$572,538	$699,479

Income taxes	$-	$-

Supplemental disclosures of noncash activities:
Other assets acquired in settlement of loans	$4,100	$155,100

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008.

Note 2 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods

        A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Fair Value Measurements

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
residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2009 are as follows:

	Quoted	Significant	Significant
	Market Price	Other	Unobservable
	in active	Observable	Inputs
	markets	Inputs	(Level 3)
	(Level 1)	(Level 2)
Available for Sale Securities	$-	$15,700,187	$-

Total	$-	$15,700,187	$-

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2009 was $2,294,367.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during the first three months of 2009 and 2008 due to the net loss. As a result, basic and dilutive loss per share and diluted earnings per share were the same.

Net loss per share-basic computation:

	Three months ended
	March 31, 2009	March 31, 2008
Net loss per share-basic computation:

Net loss to common shareholders	$(134,709)	$(152,675)

Average common shares outstanding - basic	1,251,577	1,251,577

Basic loss per share	$(.11)	$(.12)

ATLANTIC BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Atlantic Community Bank (the “Bank”), during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the anticipated results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, continuing to be weak resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the amount of our real estate-based loans, and the weakness in the commercial real estate market;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

All forward-looking statements in this report are based on information available to us as of the date of this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Real estate markets continue to show signs of weakening and property values have been impacted negatively by the current economic operating environment. Our primary service area, southern Beaufort County and a portion of Jasper County, are not immune to these pressures. If prevailing economic conditions locally and nationally continue to decline, our business may be affected adversely. A sustained economic downturn would likely contribute to reduced deposits, the deterioration of the quality of our loan portfolio and increased nonperforming loans which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008, and also analyzes our financial condition as of March 31, 2009 as compared to December 31, 2008.

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

ATLANTIC BANCSHARES, INC.

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

Effect of Economic Trends

Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening. Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged. Beginning in July 2004 and continuing until September 18, 2007, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased. The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and higher interest-bearing liabilities during the first nine months of 2007; subsequently, as fixed rate loans, deposits, and borrowings have matured they have repriced at higher interest rates. In late September 2007, the Federal Reserve reversed their position and has since lowered the short-term rates by 500 basis points through December 2008, causing the rates on our short-term or variable rate assets and liabilities to decline. The majority of economic analysts predict little to no change in short-term rates throughout the remainder of 2009. The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition. However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•	The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of Federal Deposit Insurance Corporation (the “FDIC”) deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•	On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•	On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•	Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee;

ATLANTIC BANCSHARES, INC.

•	Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

•	On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

•	On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•	The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•	The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

We will participate in both components of the TLGP; however, we do not expect to issue unsecured debt before the termination of that component of the TLGP. As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout 2009. The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Net Interest Income

For the three months ended March 31, 2009, net interest income, the major component of our net income, was $759,542 as compared to $702,989 for the same period in 2008. The average rate paid on interest-bearing liabilities for the three months ended March 31, 2009 and 2008 was 2.86% and 4.40%, respectively, while the average rate realized on interest-earning assets was 5.82% and 7.05%, respectively for the same period. The net interest spread was 2.96% and 2.65% for the three month period ended March 31, 2009 and 2008, respectively. Decreases in the Federal Reserve short-term rates and the resulting decrease in the yields we generated on our earning assets (from variable rate loan repricing and new loans at lower rates), has been offset by benefits we received from the repricing of our rate sensitive liabilities for the three-month period ended March 31, 2009. The net result was an increase in net interest spread of 31 basis points during the three-month period ended March 31, 2009, as compared to the three-month period ended March 31, 2008.

ATLANTIC BANCSHARES, INC.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $849,234 and $862,727, or 1.12% and 1.26% of total loans, as of March 31, 2009 and 2008, respectively. The allowance for loan and lease losses as a percentage of total loans has decreased mainly attributable to $449,341 charged off as loss against the allowance for loan and lease losses on two collateral dependent loans during the quarter ended March 31, 2009. As of December 31, 2008, $341,023 of this charge off was included as specific reserves in the Bank’s allowance for loan and lease losses. For the three months ended March 31, 2009 and 2008, the provision was $225,000 and $225,550, respectively. Nonperforming loans totaled $1,495,152 at March 31, 2009. In addition, 13 loans totaling $2,294,367 were impaired as of March 31, 2009 and loans totaling $2,844,963 were considered criticized loans. The impaired loans include a $690,864 loan secured by real estate for which management has not set aside a specific reserve due to our belief that a full recovery is likely pursuant to the legal actions which we are pursuing. The impaired loans also include a collateral dependent participation loan we hold on a commercial real estate development on the South Carolina coast. The amount of the impairment on this loan is not easily determinable. Based upon calculations of the present value of the collateral supporting this loan, we believe our loan on this development is impaired by approximately $331,609, and we have charged this amount as loss against our reserves during the quarter ended March 31, 2009. However, the actual impairment on this loan may be greater than this amount and additional charge-offs may occur. Principal payments on this loan totaling $5,000 have been received during the quarter ended March 31, 2009 resulting in a net principal balance totaling $500,750. There were five loans totaling $1,524,402 that were impaired and loans totaling $2,437,010 that were criticized at March 31, 2008.

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

Noninterest Income

Total noninterest income for the three months ended March 31, 2009 and 2008 was $60,030 and $66,227, respectively. Decreased mortgage loan sale volume caused mortgage origination fee income to decrease $13,920 to $8,219 for the three months ended March 31, 2009 as compared to $22,139 for the three months ended March 31, 2008. This decrease was partially offset by increased deposit account service charges which totaled $31,941 for the three months ended March 31, 2009 as compared to $21,087 for the three months ended March 31, 2008. Non-sufficient funds/overdraft fees on deposit accounts increased $10,342 to $27,930 for the three months ended March 31, 2009 as compared to $17,588 for the three months ended March 31, 2008. This increase was attributable to an increased number of accounts and weak economic conditions.

ATLANTIC BANCSHARES, INC.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2009 and 2008 was $798,680 and $774,992, respectively. The primary component of noninterest expense was salaries and benefits, which were $406,669 and $418,698 for the three months ended March 31, 2009 and 2008, respectively. Salary expense decreased $15,195 to $304,664 for the three months ending March 31, 2009 as compared to $319,859 for the three months ended March 31, 2008 mainly driven by headcount reductions. Net occupancy expense increased $36,553 to $95,676 for the three months ended March 31, 2009, as compared to $59,123 for the three months ended March 31, 2008. Increased leasehold depreciation expense for the three months ending March 31, 2009, as compared to the three months ended March 31, 2008, have resulted from the consolidation and relocation of our original main branch and the original operations center to the renovated new main branch facility in the same commercial subdivision in July 2008. Leasehold depreciation expense totaled $27,301 and $7,251 for the three months ending March 31, 2009 and 2008, respectively. There were no significant changes in the other categories of other operating expenses.

Net Loss

The combination of the above factors resulted in a net loss for the three months ended March 31, 2009 of $134,709, or $.11 loss per share, after the recognition of an income tax benefit of $69,399 for the period. For the period ended March 31, 2008, the net loss was $152,675, or $0.12 loss per share, after the recognition of an income tax benefit of $78,651 for the period.

Assets and Liabilities

During the first three months of 2009, total assets decreased $120,916, or .01%, to $95,023,915 at March 31, 2009 when compared to December 31, 2008. Loans receivable increased $281,202 to $75,644,423 as of March 31, 2009 when compared to December 31, 2008. Securities available for sale decreased $688,560 to $15,700,187 when compared to December 31, 2008 mainly due to principal repayments on mortgage backed securities.

Loans

We experienced minimal loan growth during the first three months of 2009 due to soft loan demand from qualified applicants. Net loans increased by $281,202 to $75,644,423 during the period. As shown below, the largest category of loans was real estate mortgage loans which increased $1,830,693 to $52,537,591 from December 31, 2008 to March 31, 2009. Balances within the major loans receivable categories as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Real estate:
Mortgage	$52,637,591	$50,806,898
Construction, land and land development	17,322,063	17,995,142

Total real estate loans	69,959,654	68,802,040

Commercial and industrial	4,840,389	4,793,257
Consumer and other	897,053	984,411
Agriculture and other farm	--	850,000
Deferred origination fees, net	(52,673)	(66,487)

Gross loans	75,644,423	75,363,221
Less allowance for loan losses	(849,234)	(1,075,776)

Loans, net	$74,795,189	$74,287,445

ATLANTIC BANCSHARES, INC.

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2009, we had 13 loans totaling $2,294,367 that were impaired. Eight of these loans totaling $1,782,731 are secured by real estate, two loans totaling $38,840 are secured by automobiles, one loan totaling $435,000 is secured by business assets including accounts receivable, inventory, furniture, fixtures and equipment and two loans totaling $37,796 are unsecured. Included in the allowance for loan losses at March 31, 2009 was $206,323 related to impaired loans.

Nonaccrual loans totaled $1,495,152 and $1,513,476 at Match 31, 2009 and 2008, respectively. Additionally, as of March 31, 2009, the Bank had one loan totaling $31,863 which was 90 days or more past due and still accruing interest. As of March 31, 2008, the Bank had no loans 90 days or more past due and still accruing interest.

During the quarter ended March 31, 2009, $449,341 was charged off as loss against allowance for loan and lease losses on two collateral dependent loans. As a result, the allowance for loan losses to loans outstanding decreased to 1.12% from 1.26% as of March 31, 2009 and 2008, respectively. As of December 31, 2008, $341,023 of this charge off was included as specific reserves in the Bank’s allowance for loan and lease losses. The following table depicts the activity in the allowance for loan losses for the periods ended March 31, 2009 and 2008:

	March 31,
	2009	2008
Balance, January 1,	$1,075,776	$677,850
Provision for loan losses for the period	225,000	225,550
Net loans (charged-off) recovered during the period	(451,542)	(40,673)

Balance, end of period	$(849,234)	$(862,727)

Gross loans outstanding, end of period	$75,644,423	$68,362,686

Allowance for loan losses to loans outstanding	1.12%	1.26%

Deposits

Total deposits were $63,658,731 at March 31, 2009, as compared to $67,967,234 at December 31, 2008. The largest category of deposits was time deposits $100,000 and over which increased $3,313,281 to $23,508,318 at March 31, 2009, as compared to $20,195,037 at December 31, 2008. In January 2009, the Bank obtained $2,500,000 in six month certificates of deposit from the SC State Treasurer quarterly auction. Securities from the investment portfolio are pledged as collateral for these deposits. Savings and money market accounts totaled $17,402,370 at March 31, 2009, as compared to $20,285,985 at December 31, 2008. Brokered money market accounts represent $100,740 and $2,503,376 of these savings and money market accounts at March 31, 2009 and December 31, 2008, respectively. Other time deposits decreased $3,260,866 to $15,479,904 at March 31, 2009, as compared to $18,740,770 at December 31, 2008. Brokered certificates of deposits represent $7,327,000 and $10,426,000 of these other time deposits accounts at March 31, 2009 and December 31, 2008, respectively. Interest-bearing transaction accounts decreased $1,415,334 to $1,607,682 at March 31, 2009, as compared to $3,023,016 at December 31, 2008 mainly due IOLTA accounts.

Balances within the major deposit categories as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Non-interest bearing transaction accounts	$5,660,457	$5,722,426
Interest-bearing transaction accounts	1,607,682	3,023,016
Savings and money market	17,402,370	20,285,985
Time deposit $100,000 and over	23,508,318	20,195,037
Other time deposits	15,479,904	18,740,770

Total deposits	$63,658,731	$67,967,234

ATLANTIC BANCSHARES, INC.

Other Borrowings

Other borrowings are comprised of Federal Home Loan Bank of Atlanta (“FHLBA”) advances and federal funds purchased. FHLBA advances are collateralized by pledged FHLBA stock, certain commercial and residential loans, including home equity lines of credit, and by a portion of our investment portfolio. FHLBA advances increased $2,000,000 to $18,500,000 at March 31, 2009, as compared to December 31, 2008. During the quarter ended March 31, 2009, we replaced a portion of maturing brokered certificates of deposit totaling $3,000,000 with a $2,000,000 FHLBA advance.

FHLBA advances as of March 31, 2009 and December 31, 2008 are as follows:

		March 31, 2009	March 31, 2008
Maturity	Rate	Balance	Balance
11/30/2009	3.3400%	1,000,000	1,000,000
01/28/2010	1.1200%	2,000,000	-
03/12/2010	2.6400%	5,000,000	5,000,000
05/28/2010	3.5800%	1,000,000	1,000,000
05/31/2011	3.9300%	1,000,000	1,000,000
07/11/2011	3.6675%	1,000,000	1,000,000
07/10/2012	3.8990%	1,000,000	1,000,000
09/12/2012	3.7000%	750,000	750,000
09/12/2013	3.8500%	750,000	750,000
11/29/2017	3.4840%	5,000,000	5,000,000

Total advances from FHLBA		$18,500,000	$ 16,500,000

Federal funds purchased totaled $2,538,600 and $236,500 as of March 31, 2009 and December 31, 2008, respectively.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, federal funds sold, and other borrowings to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of March 31, 2009, we had lines of credit to purchase federal funds from unrelated banks totaling $8,500,000, consisting of a $2,800,000 line secured by investment securities and $5,700,000 of unsecured lines. As of March 31, 2009, $138,600 was outstanding on the secured line of credit, $2,400,000 was outstanding on an unsecured line of credit and $5,961,400 remained unused on lines of credit. Of that total availability, $2.3 million represents an unsecured line of credit with Silverton Bank, N.A., which was closed by the OCC and the FDIC named Receiver on May 1, 2009. This line of credit will no longer be available after July 29, 2009 and we may seek to obtain a new federal funds line of credit from another correspondent lender. The lenders have reserved the right to withdraw the unsecured lines at their option. These lines of credit are available on various structures for general corporate purposes.

At March 31, 2009, we had remaining available credit from FHLBA totaling $501,421 based upon existing pledged investment and loan collateral. At March 31, 2009, an additional $4,748,579 of credit was also available to the Bank upon the receipt of additional collateral pledged to FHLBA.

As of March 31, 2009, we had $10,957,126 of lot loans pledged to Federal Reserve Bank of Richmond which produced lendable collateral value totaling $6,574,276 available for short-term advances at the Discount Window. For advances with

ATLANTIC BANCSHARES, INC.

maturities of 28 days or less, the total lendable collateral value was available to the Bank. Seventy-five percent of the Bank’s lendable collateral value was available for advances with maturities from 29 to 90 days. The rate on the advances from the Discount Window is the Federal Reserve Discount Window rate. Advances from the Federal Reserve Discount Window are not subject to prepayment penalties. No advances from the Federal Reserve Bank were outstanding as of March 31, 2009.

Capital Resources

Total shareholders’ equity decreased $48,777 during the first three months of 2009 to $9,921,227. The decrease is attributable to the net loss for the period of $134,709 offset by $57,914 related to unrealized gains on securities and by $28,018 for stock-based compensation expense.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The Bank exceeded its minimum regulatory capital ratios as of March 31, 2009, as well as the ratios to be considered “well capitalized.”

ATLANTIC BANCSHARES, INC.

The following table summarizes the Bank’s risk-based capital at March 31, 2009:

Shareholders' equity	$9,459,940
Less-unrealized net gain on available-for-sale securities	(442,979)
Less-disallowed deferred tax assets	(1,056,033)

Tier 1 capital	$7,960,928

Plus - allowance for loan losses(1)	849,234

Total capital	$8,810,162

Risk-weighted assets	$68,594,000

Risk-based capital ratios:

Tier 1 capital (to risk-weighted assets)	11.61%
Total capital (to risk-weighted assets)	12.84%
Tier 1 capital (to total average assets)	8.46%

_______________
         (1)  Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our Bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2009, we had issued commitments to extend credit of $10,213,494 through various types of lending arrangements. We had $258,226 of unused credit under pre-arranged overdraft plans and overdraft protection plans offered on deposit accounts. There were also $212,073 outstanding commercial letters of credit at March 31, 2009.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2009.

	Within	After Three	One	Greater
	Three	Through Twelve	Through	Than
	Months	Months	Five Years	Five Years	Total
Unused commitments to extend credit	$4,080,198	$1,372,700	$2,660,387	$2,358,435	$10,471,720
Standby commercial letters of credit	171,073	41,000	-	-	212,073

Totals	$4,251,271	$1,413,700	$2,660,387	$2,358,435	$10,683,793

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the financial statements at December 31, 2008, as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use

ATLANTIC BANCSHARES, INC.

are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements. Refer to the portions of the discussion in this report on Form 10-Q and in our Form 10-K that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 15, 2009	By: /s/ Robert P. Trask
Robert P. Trask
President and Chief Executive Officer

Date: May 15, 2009	By: /s/ Michelle M. Pennell
Michelle M. Pennell
Principal Financial Officer

ATLANTIC BANCSHARES, INC.

EXHIBIT INDEX

Exhibit
Number               Description

31.1        Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2        Rule 15d-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.