Form 10-Q
period 2009-06-30
Atlantic Bancshares, Inc.
filed 2009-08-14
CIK 1334504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 333-127242

Atlantic Bancshares, Inc.

(Exact name of registrant as specified in its charter)

South Carolina	20-3047433
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

One Sheridan Park Circle, PO Box 3077

Bluffton, South Carolina 29910

(Address of principal executive offices)

(843) 815-7111

(Registrant’s telephone number, including area code)

1 Sheridan Drive, Suite J Bluffton, South Carolina 29910

(Address of former principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,322,744 shares of common stock, no par value per share, were issued and outstanding as of  August 11, 2009.

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,127,514	$577,915
Total cash and cash equivalents	2,127,514	577,915

Securities available for sale	14,370,470	16,388,747
Nonmarketable equity securities	1,003,600	891,200

Loans receivable	74,142,651	75,363,221
Less allowance for loan losses	(880,716)	(1,075,776)
Loans, net	73,261,935	74,287,445

Accrued interest receivable	301,684	319,048
Premises, furniture and equipment, net	1,067,178	1,177,974
Deferred tax asset	1,316,900	1,137,312
Other assets	354,141	365,190
Total assets	$93,803,422	$95,144,831

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$5,752,262	$5,722,426
Interest-bearing transaction accounts	2,546,498	3,023,016
Savings and money market	17,383,194	20,285,985
Time deposits $100,000 and over	22,785,467	20,195,037
Other time deposits	15,673,503	18,740,770
Total deposits	64,140,924	67,967,234

Advances from Federal Home Loan Bank	18,500,000	16,500,000
Advances from the Federal Reserve Bank	1,000,000	—
Federal funds purchased	—	236,500
Accrued interest payable	272,705	290,791
Other liabilities	211,990	180,302
Total liabilities	84,125,619	85,174,827

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized; 1,251,577 shares issued and outstanding	11,982,122	11,982,122
Capital surplus	328,153	271,806
Accumulated other comprehensive income	309,313	385,065
Deficit	(2,941,785)	(2,668,989)
Total shareholders’ equity	9,677,803	9,970,004
Total liabilities and shareholders’ equity	$93,803,422	$95,144,831

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Operations

(Unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest income:
Loans, including fees	$2,254,062	$2,434,352	$1,131,390	$1,191,457
Securities, available for sale, taxable	383,158	466,057	187,393	244,404
Nonmarketable equity securities	—	17,636	—	10,108
Federal funds sold	118	123	—	123
Interest bearing deposits with other banks	39	3,722	21	575
Total	2,637,377	2,921,890	1,318,804	1,446,667

Interest expense:
Time deposits $100,000 and over	355,785	315,712	170,171	168,452
Other deposits	433,858	951,831	201,395	432,789
Other borrowings	285,168	212,495	144,214	106,563
Total	1,074,811	1,480,038	515,780	707,804

Net interest income	1,562,566	1,441,852	803,024	738,863

Provision for loan losses	468,300	427,950	243,300	202,400
Net interest income after provision for loan losses	1,094,266	1,013,902	559,724	536,463

Other operating income:
Service fees on deposit accounts	65,667	43,118	33,726	22,031
Residential mortgage origination fees	18,138	25,524	9,919	3,385
Other income	45,057	49,868	25,187	26,867
Total	128,862	118,510	68,832	52,283

Noninterest expense:
Salaries and employee benefits	795,982	838,104	389,313	419,406
Net occupancy	195,382	136,219	99,706	77,096
Professional fees	94,301	87,399	54,203	42,390
Marketing	80,893	77,377	46,411	41,173
Furniture and equipment	92,223	95,424	44,528	45,089
Data processing and related costs	155,225	140,454	78,211	71,813
Other operating	222,483	208,667	125,437	111,685
Total	1,636,489	1,583,644	837,809	808,652

Loss before income tax benefit	(413,361)	(451,232)	(209,253)	(219,906)

Income tax benefit	140,565	153,420	71,166	74,769

Net loss	$(272,796)	$(297,812)	$(138,087)	$(145,137)

Losses per share
Basic loss per share	$(.22)	$(.24)	$(.11)	$(.12)

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the six months ended June 30, 2009 and 2008

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		Paid-in	comprehensive		Shareholders’
	Shares	Amount	Capital	income	Deficit	Equity (deficit)

December 31, 2007	1,251,577	$11,982,122	$159,781	$20,518	$(2,180,163)	$9,982,258

Net loss	—	—	—	—	(297,812)	(297,812)

Other comprehensive income, net of tax of $92,461	—	—	—	(179,483)	—	(179,483)

Total comprehensive loss	—	—	—	—	—	(477,295)

Stock based compensation	—	—	55,500	—	—	55,500

June 30, 2008	1,251,577	$11,982,122	$215,281	$(158,965)	$(2,477,975)	$9,560,463

December 31, 2008	1,251,577	$11,982,122	$271,806	$385,065	$(2,668,989)	$9,970,004

Net loss	—	—	—	—	(272,796)	(272,796)

Other comprehensive income, net of tax of $39,023	—	—	—	(75,752)	—	(75,752)

Total comprehensive loss	—	—	—	—	—	(348,548)

Stock based compensation	—	—	56,347	—	—	56,347

June 30, 2009	1,251,577	$11,982,122	$328,153	$309,313	$(2,941,785)	$9,677,803

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net loss	$(272,796)	$(297,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	468,300	427,950
Gain on sale of repossessed assets	(600)	—
Depreciation and amortization expense	110,796	80,764
Accretion on securities available for sale	(27,352)	(66,689)
Stock-based compensation expense	56,347	55,500
Deferred income tax benefit	(140,565)	(153,420)
Decrease in interest receivable	17,364	39,587
(Decrease) increase in interest payable	(18,086)	81,488
Decrease in other assets	11,049	15,388
Increase in other liabilities	31,688	24,161
Net cash provided by operating activities	236,145	206,917

Cash flows from investing activities:
Net decrease (increase) in loans receivable	553,110	(5,308,496)
Purchase of premises, furniture and equipment	—	(662,800)
Proceeds from sales of repossessed assets	4,700	—
Purchase of securities available for sale	—	(8,436,871)
Proceeds from pay downs of securities available for sale	1,930,854	4,184,183
Purchase of nonmarketable equity securities	(112,400)	(662,090)
Proceeds from sales of nonmarketable equity securities	—	157,500
Net cash provided (used) by investing activities	2,376,264	(10,728,574)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, interest-bearing transaction accounts and savings accounts	(3,349,473)	(459,841)
Net (decrease) increase in certificate of deposit and other time deposits	(476,837)	1,705,166
Net (decrease) increase in federal funds purchased	(236,500)	(1,298,600)
Net increase in FHLB advances	2,000,000	10,000,000
Net increase in other borrowings	1,000,000	—
Net cash (used) provided by financing activities	(1,062,810)	9,946,725

Net increase (decrease) in cash and cash equivalents	1,549,599	(574,932)

Cash and cash equivalents, beginning of the period	577,915	1,630,198

Cash and cash equivalents, end of the period	$2 ,127,514	$1,055,266

Cash paid for:
Interest	$1,092,897	$1,398,550

Income taxes	$—	$—

Supplemental disclosures of noncash activities:
Other assets acquired in settlement of loans	$4,100	$427,327

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.  All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included.  The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its second quarter 10-Q.  The staff positions had  no material impact on the financial statements.  Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  See Note 5 for Management’s evaluation of subsequent events.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 — Fair Value Measurements

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

Nonmarketable Equity Securities — The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

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

Advances from the Federal Reserve Bank — Federal Reserve Bank advances are for a term of up to 28 days, and the carrying amount approximates the fair value.

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

The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows:

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$2,127,514	$2,127,514	$577,915	$577,915
Securities available for sale	14,370,470	14,370,470	16,388,747	16,388,747
Nonmarketable equity securities	1,003,600	1,003,600	891,200	891,200
Loans receivable	74,142,651	73,699,000	75,363,221	74,841,000
Accrued interest receivable	301,684	301,684	319,048	319,048

Financial Liabilities:
Demand deposits, interest-bearing transaction and savings accounts	25,681,954	25,681,954	29,031,427	29,031,427
Time deposits	38,458,970	38,934,000	38,935,807	39,448,000
Advances from Federal Home Loan Bank	18,500,000	18,954,000	16,500,000	17,365,000
Advances from the Federal Reserve Bank	1,000,000	1,000,000	—	—
Federal funds purchased	—	—	236,500	236,500
Accrued interest payable	272,705	272,705	290,791	290,791

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Commitments to extend credit	$10,765,069	$—	$11,500,006	$—
Standby letters of credit	212,073	—	360,073	—

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2009 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$—	$14,370,470	$—
Total	$—	$14,370,470	$—

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2009 was $2,767,637.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 4 - Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  There were no dilutive common share equivalents outstanding during the first six months of 2009 and 2008 due to the net loss.  As a result, basic and dilutive loss per share and diluted earnings per share were the same.

Net loss per share-basic computation:

	Six months ended
	June 30, 2009	June 30, 2008
Net loss per share-basic computation:

Net loss to common shareholders	$(272,796)	$(297,812)

Average common shares outstanding - basic	1,251,577	1,251,577

Basic loss per share	$(.22)	$(.24)

	Three months ended
	June 30, 2009	June 30, 2008
Net loss per share-basic computation:

Net loss to common shareholders	$(138,087)	$(145,137)

Average common shares outstanding - basic	1,251,577	1,251,577

Basic loss per share	$(.11)	$(.12)

Note 5 — Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were issued, and have determined to disclose the following events and transactions.

Beginning July 14, 2009, the Company commenced a private placement offering to issue up to 500,000 shares of the Company’s common stock at $6.00 per share to raise up to $3,000,000.   This offering will terminate when we sell all of the shares, but we reserve the right to terminate the offering at any time prior to the sale of all 500,000 shares.  As of August 11, 2009, we have accepted subscriptions for 71,167 shares of common stock and proceeds of $427,000.  Proceeds from the offering will be used to support the growth of the Company.

ATLANTIC BANCSHARES, INC.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

•                  changes in technology;

•                  changes in deposit flows;

•                  the adequacy of the level of our allowance for loan loss;

•                  the rate of delinquencies and amounts of loans charged-off;

•                  the rates of loan growth;

•                  increased funding costs due to market illiquidity, increased competition for funding, and/or regulatory requirements;

•                  our ability to retain our existing customers, including our deposit relationships;

•                  adverse changes in asset quality and resulting credit risk-related losses and expenses;

•                  the amount of our real estate-based loans, and the weakness in the commercial real estate market;

•                  changes in monetary and tax policies;

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the SEC.

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

The following discussion describes our results of operations for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008, and also analyzes our financial condition as of June 30, 2009 as compared to December 31, 2008.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of Federal Deposit Insurance Corporation (the “FDIC”) deposit insurance from $100,000 to $250,000 until December 31, 2013;

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

We are participating in both components of the TLGP; however, we do not expect to issue unsecured debt before the termination of that component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout 2009.  We have elected not to participate in the TARP Capital Purchase Program.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations. The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Net Interest Income

For the six months ended June 30, 2009, net interest income, the major component of our net income, was $1,562,566 as compared to $1,441,852 for the same period in 2008.  The average rate paid on interest-bearing liabilities for the six months ended June 30, 2009 and 2008 was 2.76% and 4.07%, respectively, while the average rate realized on interest-earning assets was 5.83% and 6.80%, respectively for the same period.  The net interest spread was 3.07% and 2.73% for the six month period ended June 30, 2009 and 2008, respectively.   Decreases in the Federal Reserve short-term rates and the resulting decrease in the yields we generated on our earning assets (from variable rate loan repricing and new loans at lower rates), has been offset by benefits we received from the repricing of our rate sensitive liabilities for the six-month period ended June 30, 2009.  The net result was an increase in net interest spread of 34 basis points during the six-month period ended June 30, 2009, as compared to the six-month period ended June 30, 2008.

For the three months ended June 30, 2009, net interest income was $803,024 as compared to $738,863 for the same period in 2008.  The average rate paid on interest-bearing liabilities for the three months ended June 30, 2009 and 2008 was 2.65% and 3.91%, respectively, while the average rate realized on interest-earning assets was 5.83% and 6.51% for the same periods.  The net interest spread was 3.18% and 2.60% for the three month period ended June 30, 2009 and 2008, respectively.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses was $880,716 and $1,041,065, or 1.19% and 1.48% of total loans, as of June 30, 2009 and 2008, respectively.  The allowance for loan and lease losses as a percentage of total loans has decreased mainly attributable to $659,842 charged off as loss against the allowance for loan and lease losses on five collateral dependent loans during the six-month period ended June 30, 2009.  As of December 31, 2008, $341,023 of this charge off was included as specific reserves in the Bank’s allowance for loan and lease losses.    For the six months ended June 30, 2009 and 2008, the provision was $468,300 and $427,950, respectively.  Nonperforming loans totaled $1,961,741 at June 30, 2009.  In addition, 16 loans totaling $2,767,637 were impaired as of June 30, 2009 and loans totaling $4,012,904 were considered criticized loans.  The impaired loans include a $708,046 loan secured by real estate for which management has not set aside a specific reserve due to our belief that a full recovery is likely pursuant to the legal actions which we are pursuing.  The impaired loans also include a collateral dependent participation loan we hold on a commercial real estate development on the South Carolina coast.  The amount of the impairment on this loan is not easily determinable.  Based upon calculations of the present value of the collateral supporting this loan, we believe our loan on this development is impaired by approximately $331,609, and we have charged this amount as loss against our reserves during the quarter ended March 31, 2009.  However, the actual impairment on this loan may be greater than this amount and additional charge-offs may occur.   No principal payments on this loan have been received during the quarter ended June 30, 2009 resulting in a net principal balance totaling $500,750.  There were five loans totaling $1,238,473 that were impaired and loans totaling $2,847,867 that were criticized at June 30, 2008.

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

Noninterest Income

Total noninterest income for the six months ended June 30, 2009 and 2008 was $128,862 and $118,510, respectively.   Decreased mortgage loan sale volume caused mortgage origination fee income to decrease $7,386 to $18,138 for the six months ended June 30, 2009 as compared to $25,524 for the six months ended June 30, 2008.  This decrease was partially offset by service fees on deposit accounts, which totaled $65,667 for the six months ended June 30, 2009 as compared to $43,118 for the six months ended June 30, 2008 driven mainly by non-sufficient funds/overdraft fees and also to an increased number of accounts producing service charges.   Non-sufficient funds/overdraft fees on deposit accounts increased $21,377 to $57,270 for the six months ended June 30, 2009 as compared to $35,893 for the six months ended June 30, 2008.  This fee increase was attributable to an increased number of accounts and to weak economic conditions.

Total noninterest income for the three months ended June 30, 2009 and 2008 was $68,832 and $52,283, respectively.  Service charges on deposit accounts totaled $33,726 for the three months ended June 30, 2009 as compared to $22,031 for the three months ended June 30, 2008.    This increase was attributable to increased non-sufficient funds/overdraft fees on deposit accounts due to weak economic conditions and to an increased number of accounts.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2009 and 2008 was $1,636,489 and $1,583,644, respectively. The primary component of noninterest expense was salaries and benefits, which were $795,982 and $838,104 for the six months ended June 30, 2009 and 2008, respectively.   Salary expense decreased $38,358 to $611,907 for the six months ending June 30, 2009 as compared to $650,265 for the six months ended June 30, 2008 mainly driven by headcount reductions.  Net occupancy expense increased $59,163 to $195,382 for the six months ended June 30, 2009, as compared to $136,219 for the six months ended June 30, 2008.  Increased leasehold depreciation expense for the six months ending June 30, 2009, as compared to the six months ended June 30, 2008, have  resulted from the consolidation and relocation of our original main branch and the original operations center to the renovated new main branch facility in the same commercial subdivision in July 2008.  Leasehold depreciation expense totaled $54,603 and $14,502 for the six months ending June 30, 2009 and 2008, respectively.  Other operating expenses increased to $222,483 for the six months ended June 30, 2009, as compared to $208,667 for the six months ended June 30, 2008.  FDIC deposit insurance increased $63,223 to $91,043 for the first six months ending June 30, 2009, as compared to $27,820 for the six months ended June 30, 2008.  This increase is due to the FDIC Insurance Reform Legislation that allows the FDIC to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.  In addition, $42,500 was accrued in June 2009 for a special assessment required by the FDIC.  This assessment was calculated using 5.0 basis points of the estimated special assessment base (total assets less tier one capital) at June 30, 2009.  The FDIC required the special assessment to be accrued in the second quarter to be paid on September 30, 2009.  Increased FDIC assessments were somewhat offset by decreased dues and subscription costs and by decreased telephone/communication expense.

Total noninterest expense for the three months ended June 30, 2009 and 2008 was $837,809 and $808,652, respectively.  The primary component of noninterest expense was salaries and benefits, which were $389,313 and $419,406 for the three months ended June 30, 2009 and 2008, respectively.  Net occupancy expenses increased to $99,706 from $77,096 for the three months ended June 30, 2009 and 2008, respectively, mainly attributable to increased leasehold depreciation expense.  FDIC deposit insurance assessment totaling $66,191 for the three months ended June 30, 2009, as compared to $14,168 for the three months ended June 30, 2008, was somewhat offset by reduced other operating expenses mainly attributable to decreased dues and subscription costs and  telephone/communication expense.

Net Loss

The combination of the above factors resulted in a net loss for the six months ended June 30, 2009 of $272,796, or $.22 per share, after the recognition of an income tax benefit of $140,565 for the period.  For the period ended June 30, 2008, the net loss was $297,812, or $0.24 per share, after the recognition of an income tax benefit of $153,420 for the period.

Net loss for the three months ended June 30, 2009 was $138,087, or $.11 per share, after recognition of an income tax benefit of $71,166 for the quarter.  Net loss for the three months ended June 30, 2008 was $145,137, or $.12 per share, after recognition of an income tax benefit of $74,769 for the quarter.

Assets and Liabilities

During the first six months of 2009, total assets decreased $1,341,409, or .01%, to $93,803,422 at June 30, 2009 when compared to December 31, 2008.  Loans receivable decreased $1,220,570 to $74,142,651 as of June 30, 2009 when compared to December 31, 2008.  Securities available for sale decreased $2,018,277 to $14,370,470 when compared to December 31, 2008 mainly due to principal repayments on mortgage backed securities.   The decrease in loans receivable and securities available for sale was partially offset by the $1,549,599 increase in cash and cash equivalents to $2,127,514 as of June 30, 2009 when compared to $577,915 as of December 31, 2008.

Loans

We experienced a slight decrease in loans during the first six months of 2009 due to loan payoffs paired with continued soft loan demand from qualified applicants.  Net loans decreased by $1,025,510 to $73,261,935 during the period.  As shown below, the largest category of loans was real estate mortgage loans which increased $1,032,128 to $51,839,026 from December 31, 2008 to June 30, 2009.  Balances within the major loans receivable categories as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Real estate:
Mortgage	$51,839,026	$50,806,898
Construction, land and land development	16,963,743	17,995,142
Total real estate loans	68,802,769	68,802,040
Commercial and industrial	4,579,646	4,793,257
Consumer and other	801,198	984,411
Agriculture and other farm	—	850,000
Deferred origination fees, net	(40,962)	(66,487)
Gross loans	74,142,651	75,363,221
Less allowance for loan losses	(880,716)	(1,075,776)
Loans, net	$73,261,935	$74,287,445

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date.  Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected.  At June 30, 2009, we had 16 loans totaling $2,767,637 that were impaired.  Twelve of these loans totaling $2,263,004 are secured by real estate, two loans totaling $35,696 are secured by automobiles, one loan totaling $433,990 is secured by business assets including accounts receivable, inventory, furniture, fixtures and equipment and one loan totaling $34,947 which was unsecured.   Included in the allowance for loan losses at June 30, 2009 was $259,129 related to impaired loans.

Nonaccrual loans totaled $1,961,741 and $1,035,644 at June 30, 2009 and 2008, respectively.   Additionally, as of June 30, 2009, the Bank had one loan totaling $29,115 which was 90 days or more past due and still accruing interest.   As of June 30, 2008, the Bank had no loans 90 days or more past due and still accruing interest.

During the quarter ended June 30, 2009, $210,501 was charged off as loss against allowance for loan and lease losses on three collateral dependent loans.   During the quarter ended March 31, 2009, $449,341 was charged off as loss against allowance for loan and lease losses on two collateral dependent loans.   As a result, the allowance for loan losses to loans outstanding decreased to 1.19% from 1.48% as of June 30, 2009 and 2008, respectively.  As of December 31, 2008, $341,023 of this charge off was

included as specific reserves in the Bank’s allowance for loan and lease losses.   The following table depicts the activity in the allowance for loan losses for the periods ended June 30, 2009 and 2008:

	June 30,
	2009	2008
Balance, January 1,	$1,075,776	$677,850
Provision for loan losses for the period	468,300	427,950
Net loans (charged-off) recovered during the period the period	(663,360)	(64,735)

Balance, end of period	$(880,716)	$(1,041,065)

Gross loans outstanding, end of period	$74,142,651	$70,425,793

Allowance for loan losses to loans outstanding	1.19%	1.48%

Deposits

Total deposits were $64,140,924 at June 30, 2009, as compared to $67,967,234 at December 31, 2008.  The largest category of deposits was time deposits $100,000 and over which increased $2,590,430 to $22,785,467 at June 30, 2009, as compared to $20,195,037 at December 31, 2008.  In January 2009, the Bank obtained $2,500,000 in six month certificates of deposit from the SC State Treasurer quarterly auction.  Securities from the investment portfolio are pledged as collateral for these deposits.  Savings and money market accounts totaled $17,383,194 at June 30, 2009, as compared to $20,285,985 at December 31, 2008.  Brokered money market accounts represent $101,094 and $2,503,376 of these savings and money market accounts at June 30, 2009 and December 31, 2008, respectively.  Other time deposits decreased $3,067,267 to $15,673,503 at June 30, 2009, as compared to $18,740,770 at December 31, 2008.  Brokered certificates of deposits represent $7,327,000 and $10,426,000 of these other time deposits accounts at June 30, 2009 and December 31, 2008, respectively.   Management’s strategic decrease in brokered certificate of deposits and brokered money market accounts contributed to $3,826,310 decline in total deposits from December 31, 2008 to June 30, 2009.

Balances within the major deposit categories as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Non-interest bearing transaction accounts	$5,752,262	$5,722,426
Interest-bearing transaction accounts	2,546,498	3,023,016
Savings and money market	17,383,194	20,285,985
Time deposit $100,000 and over	22,785,467	20,195,037
Other time deposits	15,673,503	18,740,770

Total deposits	$64,140,924	$67,967,234

Other Borrowings

Other borrowings are comprised of Federal Home Loan Bank of Atlanta (“FHLBA”) advances, advances from the Federal Reserve Bank and federal funds purchased.  FHLBA advances are collateralized by pledged FHLBA stock, certain commercial and residential loans, including home equity lines of credit, and by a portion of our investment portfolio.   FHLBA advances increased $2,000,000 to $18,500,000 at June 30, 2009, as compared to December 31, 2008.  During the quarter ended March 31, 2009, we replaced a portion of maturing brokered certificates of deposit totaling $3,000,000 with a $2,000,000 FHLBA advance.

FHLBA advances as of June 30, 2009 and December 31, 2008 are as follows:

Maturity	Rate	June 30, 2009 Balance	December 31, 2008 Balance
11/30/2009	3.3400%	$1,000,000	$1,000,000
01/28/2010	1.1200%	2,000,000	—
03/12/2010	2.6400%	5,000,000	5,000,000
05/28/2010	3.5800%	1,000,000	1,000,000
05/31/2011	3.9300%	1,000,000	1,000,000
07/11/2011	3.6675%	1,000,000	1,000,000
07/10/2012	3.8990%	1,000,000	1,000,000
09/12/2012	3.7000%	750,000	750,000
09/12/2013	3.8500%	750,000	750,000
11/29/2017	3.4840%	5,000,000	5,000,000

Total advances from FHLBA		$18,500,000	$16,500,000

There was one advance outstanding from the Federal Reserve Bank totaling $1,000,000 as of June 30, 2009.  The rate on this advance was .50% and the stated maturity date was July 23, 2009.   Prepayments are permitted on this advance without penalty.  There were no advances outstanding from the Federal Reserve Bank as of December 31, 2008.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits.  Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability.  We may also utilize our cash and due from banks, security repurchase agreements, federal funds sold, and other borrowings to meet liquidity requirements as needed.  In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions.  As of June 30, 2009, we had lines of credit to purchase federal funds from unrelated banks totaling $7,200,000, consisting of a $2,800,000 line secured by investment securities and $4,400,000 of unsecured lines.  As of June 30, 2009, there was no balance outstanding any line of credit.  The lenders have reserved the right to withdraw the unsecured lines at their option.  These lines of credit are available on various structures for general corporate purposes.

At June 30, 2009, we had remaining available credit from FHLBA totaling $233,931 based upon existing pledged investment and loan collateral.  At June 30, 2009, an additional $4,986,069 of credit was also available to the Bank upon the receipt of additional collateral pledged to FHLBA.

As of June 30, 2009, we had $10,794,511 of lot loans pledged to Federal Reserve Bank of Richmond which produced lendable collateral value totaling $7,016,432 available for short-term advances at the Discount Window.   For advances with maturities of 28 days or less, the total lendable collateral value was available to the Bank.  Seventy-five percent of the Bank’s lendable collateral value was available for advances with maturities from 29 to 90 days.  The rate on the advances from the Discount Window is the Federal Reserve Discount Window rate.   Advances from the Federal Reserve Discount Window are not subject to prepayment penalties.  As of June 30, 2009, one advance totaling $1,000,000 Federal Reserve Bank was outstanding with a scheduled maturity of July 23, 2009.

Capital Resources

Total shareholders’ equity decreased $292,201 during the first six months of 2009 to $9,677,803.  The decrease is attributable to the net loss for the period of $272,796 and by $75,752 related to unrealized gains on securities offset by $56,347 for stock-based compensation expense.

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

Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.  To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.  The Bank exceeded its minimum regulatory capital ratios as of June 30, 2009, as well as the ratios to be considered “well capitalized.”

The following table summarizes the Bank’s risk-based capital at June 30, 2009:

Shareholders’ equity	$9,219,757
Less-unrealized net gain on available-for-sale securities	(309,313)
Less-disallowed deferred tax assets	(1,179,797)

Tier 1 capital	$7,730,647

Plus - allowance for loan losses(1)	834,950

Total capital	$8,565,597

Risk-weighted assets	$66,750,000

Risk-based capital ratios:

Tier 1 capital (to risk-weighted assets)	11.58%
Total capital (to risk-weighted assets)	12.83%
Tier 1 capital (to total average assets)	8.30%

(1) Limited to 1.25% of risk-weighted assets

Subsequent to June 30, 2009, we commenced a private placement offering to issue 500,000 shares of our authorized but unissued common stock at $6.00 per share to provide for approximately $3,000,000 in Tier 1 capital.  If we sell all of the 500,000 shares of common stock, our Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios would have been approximately 16.00%, 17.25%, and 11.46%, respectively, if the common stock had been issued as of June 30, 2009.

Off-Balance Sheet Risk

Through the operations of our Bank, we make contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2009, we had issued commitments to extend credit of $10,517,905 through various types of lending arrangements.  We had $247,164 of unused credit under pre-arranged overdraft plans and overdraft protection plans offered on deposit accounts.  There were also $212,073 outstanding commercial letters of credit at June 30, 2009.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2009.

	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total
Unused commitments to extend credit	$1,381,458	$4,029,263	$2,461,104	$2,893,244	$10,765,069
Standby commercial letters of credit	—	212,073	—	—	212,073
Totals	$1,381,458	$4,241,336	$2,461,104	$2,893,244	$10,977,142

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

Other Events

In addition, due to the disproportionately higher compliance costs associated with being a smaller public company, we are currently considering deregistering our common stock under the Securities Exchange Act.  Deregistration will allow us to save significant costs related to the preparation, review and filing of our periodic reports.  We expect printing and mailing costs to be lower also because the periodic reports that we deliver to shareholders after the deregistration will not include many of the disclosures required under the periodic reporting rules, such as disclosures regarding executive compensation, corporate governance and management ownership, and management’s discussion and analysis of our financial results.  Further, in light of the limited market for our common stock and the availability of capital from sources other than public markets, we believe the termination of our status as an SEC-registered company is not likely to have a significant impact on any future efforts to raise additional capital.  If we need to raise additional capital to support growth in the future, we have other financing alternatives that will not be affected by our status as a private company, including raising additional equity through private offerings.  Finally, we expect our business and operations to continue as they are currently being conducted and the deregistration is not anticipated to have any material effect upon the conduct of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of security holders during the quarter ended June 30, 2009 at our annual meeting of shareholders held on May 22, 2009.   The matters were the election of the board of directors for a one-year term and to ratify the appointment of Elliott Davis, LLC as our independent registered public accounting firm for fiscal year 2009.  The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for the proposals and those withheld or abstained (there were no broker non-votes).

Proposal #1 - Election of the Board of Directors to serve for a one-year term

Our directors are elected for one-year terms at each annual meeting.  The current directors are listed below.  Each director was nominated for election and stood for election at the annual meeting on May 22, 2009 for a one-year term. Votes for the election of the directors were as follows:

	Voting Shares in Favor		Withheld
Name of Directors	#	%	Authority
Gary C. Davis	834,351	95.221%	41,875
Frederick Anthony Nimmer, III	831,851	94.936%	44,375
Robyn Josselson Shirley	834,351	95.221%	41,875
Mark S. Simpson	834,351	95.221%	41,875
Brian J. Smith	834,351	95.221%	41,875
Robert P. Trask	834,351	95.221%	41,875
Allen B. Ward	834,531	95.221%	41,875
Edgar L. Woods	834,531	95.221%	41,875
Gary C. Davis	834,531	95.221%	41,875

Proposal #2 — Ratify the appointment of Elliott Davis, LLC as our independent registered public accounting firm for fiscal year 2009

The vote of the shareholders to ratify the appointment of Elliott Davis as out independent registered public accounting firm for fiscal year 2009 was 867,726 shares voted in favor and 8,500 shares abstained.

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

Date: August 14, 2009	By:	/s/ Robert P. Trask
Robert P. Trask
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Michelle M. Pennell
Michelle M. Pennell
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.