Form 10-Q
period 2009-09-30
Atlantic Bancshares, Inc.
filed 2009-11-13
CIK 1334504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September  30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,403,147 shares of common stock, no par value per share, were issued and outstanding as of November 13, 2009.

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,084,871	$577,915
Total cash and cash equivalents	2,084,871	577,915

Securities available for sale	13,641,862	16,388,747
Nonmarketable equity securities	1,003,600	891,200

Loans receivable	73,666,989	75,363,221
Less allowance for loan losses	(795,064)	(1,075,776)
Loans, net	72,871,925	74,287,445

Accrued interest receivable	290,193	319,048
Premises, furniture and equipment, net	1,022,846	1,177,974
Deferred tax asset	66,372	1,335,678
Other assets	343,725	365,190
Total assets	$91,325,394	$95,343,197

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$8,934,554	$5,722,426
Interest-bearing transaction accounts	2,386,660	3,023,016
Savings and money market	16,873,933	20,285,985
Time deposits $100,000 and over	20,170,348	20,195,037
Other time deposits	15,299,056	18,740,770
Total deposits	63,664,551	67,967,234

Advances from Federal Home Loan Bank	18,500,000	16,500,000
Federal funds purchased	—	236,500
Accrued interest payable	239,156	290,791
Deferred tax payable on unrealized investment gains	232,752	198,366
Other liabilities	196,293	180,302
Total liabilities	82,832,752	85,373,193

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized; 1,403,150 and 1,251,577 shares issued and outstanding	12,863,986	11,982,122
Capital surplus	356,794	271,806
Accumulated other comprehensive income	451,814	385,065
Deficit	(5,179,952)	(2,668,989)
Total shareholders’ equity	8,492,642	9,970,004
Total liabilities and shareholders’ equity	$91,325,394	$95,343,197

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Statements of Operations

(Unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest income:
Loans, including fees	$3,388,171	$3,657,855	$1,134,109	$1,223,503
Securities, available for sale, taxable	556,660	686,136	173,502	220,079
Nonmarketable equity securities	977	23,721	977	6,085
Federal funds sold	118	335	—	212
Interest bearing deposits with other banks	68	4,508	29	786
Total	3,945,994	4,372,555	1,308,617	1,450,665

Interest expense:
Time deposits $100,000 and over	505,957	481,519	150,172	165,807
Other deposits	630,366	1,322,557	196,508	370,726
Other borrowings	430,145	348,981	144,977	136,486
Total	1,566,468	2,153,057	491,657	673,019

Net interest income	2,379,526	2,219,498	816,960	777,646

Provision for loan losses	1,304,300	523,500	836,000	95,550
Net interest income (loss) after provision for loan losses	1,075,226	1,695,998	(19,040)	682,096

Other operating income:
Service fees on deposit accounts	101,357	71,543	35,690	28,425
Residential mortgage origination fees	19,887	27,725	1,749	2,201
Other income	74,309	81,592	29,252	31,724
Total	195,553	180,860	66,691	62,350

Noninterest expense:
Salaries and employee benefits	1,197,353	1,276,212	401,371	438,108
Net occupancy	296,525	237,136	101,143	100,917
Professional fees	153,572	149,780	59,271	62,381
Marketing	118,500	122,871	37,607	45,494
Furniture and equipment	126,892	162,963	34,668	67,539
Data processing and related costs	228,314	215,386	73,089	74,932
Other operating	391,281	346,728	168,799	138,061
Total	2,512,437	2,511,076	875,948	927,432

Loss before income tax (expense) benefit	(1,241,658)	(634,218)	(828,297)	(182,986)

Income tax (expense) benefit	(1,269,305)	215,618	(1,409,870)	62,198

Net loss	$(2,510,963)	$(418,600)	$(2,238,167)	$(120,788)

Losses per share
Basic loss per share	$(2.01)	$(.33)	$(1.79)	$(.10)

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the nine months ended September 30, 2009 and 2008

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		Paid-in	comprehensive		Shareholders’
	Shares	Amount	Capital	income	Deficit	Equity (deficit)

December 31, 2007	1,251,577	$11,982,122	$159,781	$20,518	$(2,180,163)	$9,982,258

Net loss	—	—	—	—	(418,600)	(418,600)

Other comprehensive loss, net of tax of $38,472	—	—	—	(74,681)	—	(74,681)

Total comprehensive loss	—	—	—	—	—	(493,281)

Stock based compensation	—	—	84,333	—	—	84,333

September 30, 2008	1,251,577	$11,982,122	$244,114	$(54,163)	$(2,598,763)	$9,573,310

December 31, 2008	1,251,577	$11,982,122	$271,806	$385,065	$(2,668,989)	$9,970,004

Proceeds from issuance of common stock, net of offering costs of $27,556	151,573	881,882	—	—	—	881,882

Cash paid for fractional shares	(3)	(18)	—	—	—	(18)

Net loss	—	—	—	—	(2,510,963)	(2,510,963)

Other comprehensive income, net of tax of $34,386	—	—	—	66,749	—	66,749

Total comprehensive loss	—	—	—	—	—	(2,444,214)

Stock based compensation	—	—	84,988	—	—	84,988

September 30, 2009	1,403,147	$12,863,986	$356,794	$451,814	$(5,179,952)	$8,492,642

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(2,510,963)	$(418,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,304,300	523,500
Gain on sale of repossessed assets	(600)	—
Write off of other real estate owned	41,100	29,287
Depreciation and amortization expense	157,280	131,785
Loss on sale of fixed assets	—	12,110
Accretion on securities available for sale	(40,640)	(76,293)
Stock-based compensation expense	84,988	84,333
Deferred income tax benefit	(414,036)	(215,619)
Deferred tax valuation allowance	1,683,342	—
Decrease in interest receivable	28,855	46,707
(Decrease) increase in interest payable	(51,635)	109,130
Increase in other assets	(19,635)	(67,163)
Increase in other liabilities	15,991	12,752
Net cash provided by operating activities	278,347	171,929

Cash flows from investing activities:
Net decrease (increase) in loans receivable	107,120	(7,022,814)
Purchase of premises, furniture and equipment	(2,152)	(978,237)
Proceeds from sales of fixed assets	—	325
Proceeds from sales of repossessed assets	4,700	—
Purchase of securities available for sale	—	(8,436,871)
Purchase of nonmarketable equity securities	(112,400)	(730,300)
Repayments, maturities and calls of securities available for sale	2,888,660	5,227,008
Proceeds from sales of nonmarketable equity securities	—	157,500
Net cash provided (used) by investing activities	2,885,928	(11,783,389)

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(836,280)	(3,559)
Net (decrease) increase in certificate of deposit and other time deposits	(3,466,403)	2,257,426
Net decrease in federal funds purchased	(236,500)	(2,013,300)
Net increase in FHLB advances	2,000,000	11,500,000
Proceeds from sale of common stock, net of stock issuance costs	881,864	—
Net cash (used) provided by financing activities	(1,657,319)	11,740,567

Net increase in cash and cash equivalents	1,506,956	129,107

Cash and cash equivalents, beginning of the period	577,915	1,630,198

Cash and cash equivalents, end of the period	$2 ,084,871	$1,759,305

Cash paid for:
Interest	$1,618,103	$2,043,927

Income taxes	$—	$—

Supplemental disclosures of noncash activities:
Other assets acquired in settlement of loans	$4,100	$582,427

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.  All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included.  The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008.

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

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

The FASB issued ASU 2009—05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

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

Securities Available for Sale - Investment securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Nonmarketable Equity Securities - The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

Loans Receivable - Loans receivable are not recorded at fair value on a recurring basis.  However, form time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments of collateral exceed the recorded investment in such loans.  At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with SFAS 157 (FASB ASC 820), impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, management records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management records the impaired loan as nonrecurring Level 3.

Foreclosed Assets - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon individual market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, management records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management records the foreclosed asset as nonrecurring Level 3.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$2,084,871	$2,084,871	$577,915	$577,915
Securities available for sale	13,641,862	13,641,862	16,388,747	16,388,747
Nonmarketable equity securities	1,003,600	1,003,600	891,200	891,200
Loans receivable	73,666,989	73,242,000	75,363,221	74,841,000
Accrued interest receivable	290,193	290,193	319,048	319,048

Financial Liabilities:
Demand deposits, interest-bearing transaction and savings accounts	28,195,147	28,195,147	29,031,427	29,031,427
Time deposits	35,469,404	35,986,000	38,935,807	39,448,000
Advances from Federal Home Loan Bank	18,500,000	18,942,000	16,500,000	17,365,000
Federal funds purchased	—	—	236,500	236,500
Accrued interest payable	239,156	239,156	290,791	290,791

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Commitments to extend credit	$9,806,687	$—	$11,500,006	$—
Standby letters of credit	212,073	—	360,073	—

Effective January 1, 2008, the Company adopted SFAS No. 157 (FASB ASC 820), “Fair Value Measurements” (“SFAS 157 (FASB ASC 820)”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 (FASB ASC 820) requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 (FASB ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 (FASB ASC 820) also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$—	$13,641,862	$—
Total	$—	$13,641,862	$—

Repossessed assets acquired in the settlement of loans are carried at the lower of cost of carrying value or fair value on a nonrecurring basis.  The fair value is dependent primarily upon independent appraisals, which the Company considers level 2 inputs.  The aggregate carrying amount of repossessed assets acquired in the settlement of loans at September 30, 2009 was $120,900.

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2009 was $2,786,978.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 4 - Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  There were no dilutive common share equivalents outstanding during the first nine months of 2009 and 2008 due to the net loss.  As a result, basic and dilutive loss per share and diluted earnings per share were the same.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Net loss per share-basic computation:

	Nine months ended
	September 30, 2009	September 30, 2008
Net loss per share-basic computation:

Net loss to common shareholders	$(2,510,963)	$(418,600)

Average common shares outstanding - basic	1,252,132	1,251,577

Basic loss per share	$(2.01)	$(.33)

	Three months ended
	September 30, 2009	September 30, 2008
Net loss per share-basic computation:

Net loss to common shareholders	$(2,238,167)	$(120,788)

Average common shares outstanding - basic	1,253,225	1,251,577

Basic loss per share	$(1.79)	$(.10)

Note 5 — Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date the financial statements were issued, and have determined to disclose the following events and transactions.

During the third quarter of 2009, the Company commenced a private placement offering of shares of its common stock to certain accredited investors, including members of the Company’s board of directors. In the offering, which concluded on October 19, 2009, the Company sold 151,570 shares of common stock and received gross proceeds of $909,420, which will be used to support the growth of the Company.  The private placement offering was exempt from registration pursuant to Section 4(2) of the Securities Act and the regulations promulgated thereunder.  No sales commissions were paid in the offering and costs associated with the offering totaling $27,556 were netted against the proceeds.

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

•                  our rapid growth to date and short operating history;

•                  reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•                  reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•                  the amount of our real estate-based loan portfolio collateralized by real estate, and the weakness in the commercial real estate market;

•                  our reliance on available secondary funding sources such as Federal Home Loan Bank advances, Federal Reserve Bank discount window borrowings, sales of securities and loans, federal funds lines of credit from correspondent banks, and out-of-market time deposits, including brokered deposits, to meet our liquidity needs;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and through the third quarter of 2009, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008, and also analyzes our financial condition as of September 30, 2009 as compared to December 31, 2008.

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

•                  Unlimited deposit insurance for non-interest bearing deposit transaction accounts through June 30, 2010; financial institutions electing to participate will pay increased insurance premiums over standard deposit insurance.

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

We are participating in the unlimited deposit insurance component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly through the remainder of 2009 and possibly into 2010 and beyond.

In April 2009, we elected not to participate in the TARP Capital Purchase Program.  However, in September 2009, we decided to reapply for this program.  We have not been notified by the Treasury whether our application for participation in the program has been approved.  In addition, we have not made a final decision to participate in the Capital Purchase Program if our application is approved by the Treasury.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations. The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2009, net interest income, the major component of our net income, was $2,379,526 as compared to $2,219,498 for the same period in 2008.  The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2009 and 2008 was 2.71% and 3.86%, respectively, while the average rate realized on interest-earning assets was 5.82% and 6.64% for the same periods.  The net interest spread was 3.11% and 2.79% for the nine-month period ended September 30, 2009 and 2008, respectively.   Decreases in the Federal Reserve short-term rates and the resulting decrease in the yields we generated on our earning assets (from variable rate loan repricing and new loans at lower rates), has been offset by benefits we received from the repricing of our rate sensitive liabilities for the nine-month period ended September 30, 2009.  The net result was an increase in net interest spread of 32 basis points during the nine-month period ended September 30, 2009, as compared to the nine-month period ended September 30, 2008.

For the three months ended September 30, 2009, net interest income was $816,960 as compared to $777,646 for the same period in 2008.  The average rate paid on interest-bearing liabilities for the three months ended September 30, 2009 and 2008 was 2.56% and 3.49%, respectively, while the average rate realized on interest-earning assets was 5.82% and 6.41% for the same periods.  The net interest spread was 3.26% and 2.92% for the three-month period ended September 30, 2009 and 2008, respectively.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses was $795,064 and $983,216, or 1.08% and 1.36% of total loans, as of September 30, 2009 and 2008, respectively.  The allowance for loan losses as a percentage of total loans has decreased mainly attributable to $1,585,012 charged off as loss against the allowance for loan losses on predominately collateral dependent impaired loans during the nine-month period ended September 30, 2009.  For the nine months ended September 30, 2009 and 2008, the provision was $1,304,300 and $523,500, respectively.  As of September 30, 2009, 20 loans to 18 borrowers totaling $2,786,978 were impaired and loans totaling $3,696,253 were considered criticized loans.  Included in the impaired loans at September 30, 2009 were nonperforming loans totaling $1,471,192.

Charge-offs include a $470,046 loss on a loan secured by real estate for which management believed a recovery was possible due to legal actions which we are pursuing.  During the quarter ended September 30, 2009, the likelihood of complete legal restitution appears uncertain; therefore, management elected to recognize the deficit, to the extent it can be determined, pending the conclusion of the legal process.  No principal payments have been received on this loan during the quarter ended September 30, 2009, resulting in a net principal balance totaling $238,000.  The impaired loans also include a collateral dependent participation loan we hold on a commercial real estate development on the South Carolina coast.  The amount of the impairment on this loan is not easily determinable.  Based upon calculations of the present value of the collateral supporting this loan, we believe our loan on this development is impaired by approximately $378,248, and we have charged $331,609 of this amount as loss against our reserves during the quarter ended March 31, 2009 and $46,639 of this amount as loss against our reserves for the quarter ended September 30, 2009.  Principal payments on this loan totaling $18,777 have been received during the quarter ended September 30, 2009 resulting in a net principal balance totaling $447,078.  However, the actual impairment on these loans may be greater than these amounts and additional charge-offs may occur.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is established on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  We strive to follow a comprehensive, well-documented, and consistently applied analysis of our loan portfolio in determining an appropriate level for the loan loss allowance.   We adjust the amount of the loan allowance periodically based on changing circumstances through an expense recorded to the provision for loan losses.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

We calculate the allowance for loan losses for specific types of loans and evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually.  The allowance is divided into two portions: (1) an amount for specific allocations on significant individual credits and (2) a general reserve amount.

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectability of the credit in accordance with the criteria defined in the Receivables Topic of the FASB Accounting Standards Codification, which was originally issued under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  Significant individual credits classified as doubtful or substandard/special mention within our credit grading system that are determined to be impaired require both individual analysis and specific allocation.  Management has determined that impaired loans totaled $2,786,978 and $2,462,246 at September 30, 2009 and December 31, 2008, respectively.  Specific valuation allowance related to these impaired loans totaled $100,204 and $456,657 at September 30, 2009 and December 31, 2008, respectively.

Loans in the substandard/special mention category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity.  Loans in the doubtful category exhibit the same weaknesses found in the substandard/special mention loan; however, the weaknesses are more pronounced.  These loans, however, are not yet rated as impaired because certain events may occur which could salvage the debt such as injection of capital, alternative financing, or liquidation of assets.

The loans with specific reserves are typically identified though our process of reviewing and assessing the ratings on loans, which is performed by personnel, in our credit administration area, which includes a special assets manager.  Loans on our watch list (criticized assets) are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  The accuracy of the loan ratings is validated by a third party review which is performed semi-annually and covers a substantial amount of the loan portfolio.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.

In situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculations described below and is assigned a specific reserve.  These reserves are based on a thorough analysis of the most probable source of repayment which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows or, in rare cases, the market value of the loan itself.  The credit administration area periodically reviews the fair value assigned to each impaired loan and adjusts the specific reserve accordingly.

For collateral dependent loans (repayment of the loan is expected to be provided solely by the underlying collateral), current market appraisals are ordered to estimate the current fair value of the collateral.  However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value.  The estimated costs to sell the subject property are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed.  In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is therefore deemed a confirmed loss, is promptly charged off against the loan loss allowance.

General Reserve

Our general reserve was $694,860 as of September 30, 2009, as compared to $619,109 as of December 31, 2008.  We calculate our general reserve based on a percentage allocation for each of the effective categories of unclassified loan types.  Due to our short operating history, our historical loss rate may not represent realistic loss factors for pools of loans.  Therefore, FDIC statistics for our peer group are used to estimate a historical loss percentage.  In addition, qualitative and environmental factors, as discussed below, are considered. The general estimate is then added to the specific reserves made to determine the amount of the total allowance for loan losses.

We maintain the general reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance.  The general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to:  changes in delinquent loan trends, trends in risk grades and net chargeoffs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

The recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.  Management believes estimates of the level of allowance for loan losses required have been appropriate and expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.  No assurances can be given in this regard, however, especially considering the overall weakness in the real estate market.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2009 and 2008 was $195,553 and $180,860, respectively.   Decreased mortgage loan sale volume caused mortgage origination fee income to decrease $7,838 to $19,887 for the nine months ended September 30, 2009 as compared to $27,725 for the nine months ended September 30, 2008.  This decrease was offset by service fees on deposit accounts which totaled $101,357 for the nine months ended September 30, 2009 as compared to $71,543 for the nine months ended September 30, 2008 driven mainly by non-sufficient funds/overdraft fees. Non-sufficient funds/overdraft fees on deposit accounts increased $28,403 to $88,498 for the nine months ended September 30, 2009 as compared to $60,095 for the nine months ended September 30, 2008.  This fee increase was mainly attributable to weak economic conditions.

Total noninterest income for the three months ended September 30, 2009 and 2008 was $66,691 and $62,350, respectively.  Service charges on deposit accounts totaled $35,690 for the three months ended September 30, 2009 as compared to $28,425 for the three months ended September 30, 2008.  This increase was mainly attributable to increased non-sufficient funds/overdraft fees on deposit accounts due to weak economic conditions.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2009 and 2008 was $2,512,437 and $2,511,076, respectively. The primary component of noninterest expense was salaries and benefits which decreased $78,859 to $1,197,353 for the nine months ended September 30, 2009, as compared to $1,276,212 for the nine months ended September 30, 2008, chiefly driven by personnel reductions.   Net occupancy expense increased $59,389 to $296,525 for the nine months ended September 30, 2009, as compared to $237,136 for the nine months ended September 30, 2008.  Increased leasehold depreciation expense for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, resulted from the consolidation and relocation of our original main branch and the original operations center to the renovated new main branch facility in the same commercial subdivision in July 2008.  Leasehold depreciation expense totaled $81,904 and $34,833 for the nine months ending September 30, 2009 and 2008, respectively.

Other operating expenses increased to $391,281 for the nine months ended September 30, 2009, as compared to $346,728 for the nine months ended September 30, 2008.  FDIC deposit insurance increased $81,078 to $126,216 for the nine months ending September 30, 2009, as compared to $45,138 for the nine months ended September 30, 2008.  This increase is due to the FDIC Insurance Reform Legislation that allows the FDIC to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.  In addition, $42,968 was collected for a special assessment required by the FDIC.  This assessment was calculated using 5.0 basis points of the special assessment base (total assets less tier one capital) at June 30, 2009.  Also, an updated appraisal obtained in August 2009 on the Bank’s other real estate owned (OREO) lot resulted in a $41,100 charge to increase OREO valuation allowance.  Increased FDIC assessments and the OREO valuation allowance charge were somewhat offset by decreased dues and subscription costs, decreased telephone/communication expense, decreased travel expense and decreased office supply expense. The FDIC continues to evaluate the insurance fund level and may impose further special assessments in future quarters.  The FDIC currently has submitted a proposal that would require us to prepay the deposit insurance premiums for a period of three years at our current assessment rate.  In the event this proposal is finalized we would recognize the expense over the three year prepayment period.

Total noninterest expense for the three months ended September 30, 2009 and 2008 was $875,948 and $927,432, respectively.  The primary component of noninterest expense was salaries and benefits, which were $401,371 and $438,108 for the three months ended September 30, 2009 and 2008, respectively.  FDIC deposit insurance increased $17,854 to $35,173 for the three months ending September 30, 2009, as compared to $17,319 for the three months ended September 30, 2008.

Income Taxes

Management evaluated the likelihood of recognizing the deferred tax asset totaling $1,749,714 at September 30, 2009.  Based on the evidence supporting this asset, it was decided to record a full valuation allowance against the asset on the Bank’s books.  A deferred tax asset is created from the difference between book income using GAAP and tax earnings.  Deferred tax assets represent the future tax benefit of deductible items.  The Company, under the current Federal tax code, is allowed an up to five year carryback and a twenty year carryforward of these timing items. A valuation allowance is established, if it is more likely than not that a tax asset will not be realized.  The valuation allowance reduces the recorded deferred tax assets to net realizable value.  As of September 30, 2009, we set up a valuation allowance of $1,683,342 to reflect the portion of the deferred income tax asset that is not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences projected to occur in 2009.  This resulted in income tax expense of $1,269,305 for the nine months ended September 30, 2009 and $1,409,870 for the three months ended September 30, 2009.  When the Company generates future taxable income, it will be able to adjust the valuation allowance.

Net Loss

The combination of the above factors resulted in a net loss for the nine months ended September 30, 2009 of $2,510,963, or $2.01 per share, after recognition of an income tax benefit of $414,037 for the period offset by $1,683,342 for the creation of a deferred tax valuation allowance.  For the nine-month period ended September 30, 2008, the net loss was $418,600, or $0.33 per share, after the recognition of an income tax benefit of $215,168 for the period.

Net loss for the three months ended September 30, 2009 was $2,238,167, or $1.79 per share, after recognition of an income tax benefit of $273,472 for the quarter offset by $1,683,342 for the creation of a deferred tax valuation allowance.   Net loss for the three months ended September 30, 2008 was $120,788, or $.10 per share, after recognition of an income tax benefit of $62,198 for the quarter.

Assets and Liabilities

During the first nine months of 2009, total assets have decreased $4,017,803, or 4.2%, to $91,325,394 at September 30, 2009 when compared to December 31, 2008.  As of September 30, 2009, a deferred tax valuation allowance totaling $1,683,342 was recognized corresponding to the Bank’s cumulative income tax benefit.  Securities available for sale decreased $2,746,885 to $13,641,862 when compared to December 31, 2008 due to principal repayments on mortgage backed securities.  Loans receivable decreased $1,696,232 to $73,666,989 as of September 30, 2009 when compared to December 31, 2008.  The decrease in securities available for sale and loans receivable was partially offset by the $1,506,956 increase in cash and cash equivalents to $2,084,871 as of September 30, 2009 when compared to $577,915 as of December 31, 2008.

Investment Securities available for sale

The Company uses the investment securities portfolio for several purposes.  It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and as collateral for lines of credit and advances with correspondent banks.    Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio.  The average yield on investments at September 30, 2009 was 4.98% compared to 5.41% at September 30, 2008.  The carrying values of the investments available for sale at September 30, 2009 and 2008 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO

	September 30,
	2009	2008
Mortgage-backed securities	$13,641,862	$16,772,118
	$13,641,862	$16,772,118

	September 30,
	2009	2008
Mortgage-backed securities	100%	100%
	100%	100%

The Company accounts for its investment securities in accordance with FASB ASC Topic 320: Investments - Debt and Equity Securities.  All securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at September 30, 2009 and September 30, 2008.  The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	September 30, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$12,957,296	$684,566	$—	$13,641,862
Total investment securities	$12,957,296	$684,566	$—	$13,641,862

The amortized cost and fair value of investment securities available for sale at September 30, 2009, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due in one year to five years	—	—
Due in five years to ten years	1,763,069	1,871,766
Due in ten years and over	11,194,227	11,770,096
Total	$12,957,296	$13,641,862

The Company had no unrealized losses as of September 30, 2009 or December 31, 2008.  The Company had no sales of investment securities for the nine months ended September 30, 2009 or for the year ended December 31, 2008.

Loans

We experienced a decrease in loans during the first nine months of 2009 due to loan payoffs paired with continued soft loan demand from qualified applicants.  Net loans decreased by $1,415,520 to $72,871,925 during the period.  As shown below, the largest category of loans was real estate mortgage loans which increased $213,277 to $51,020,175 from December 31, 2008 to September 30, 2009.  Balances within the major loans receivable categories as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Real estate:
Mortgage	$51,020,175	$50,806,898
Construction, land and land development	17,583,389	17,995,142
Total real estate loans	68,603,564	68,802,040
Commercial and industrial	3,972,713	4,793,257
Consumer and other	718,368	984,411
Agriculture and other farm	404,831	850,000
Deferred origination fees, net	(32,487)	(66,487)
Gross loans	73,666,989	75,363,221
Less allowance for loan losses	(795,064)	(1,075,776)
Loans, net	$72,871,925	$74,287,445

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date.  Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected.  At September 30, 2009, we had 20 loans totaling $2,786,978 that were impaired.  Twelve of these loans totaling $2,212,122 are secured by real estate, three loans totaling $52,429 are secured by automobiles, two loans totaling $483,969 are secured by business assets including accounts receivable, inventory, furniture, fixtures and equipment and three loans totaling $38,458 are unsecured.   Included in the allowance for loan losses at September 30, 2009 was $100,204 related to impaired loans.

Nonaccrual loans totaled $1,471,192 and $1,050,662 at September 30, 2009 and 2008, respectively.   Additionally, the Bank had no loans 90 days or more past due and still accruing interest at September 30, 2009 and 2008.   Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

During the quarter ended September 30, 2009, $921,875 was charged off as loss against allowance for loan and lease losses predominately on collateral dependent impaired loans.   As a result, the allowance for loan losses to loans outstanding decreased to

1.08% from 1.36% as of September 30, 2009 and 2008, respectively.  The following table depicts the activity in the allowance for loan losses for the periods ended September 30, 2009 and 2008:

	September 30,
	2009	2008
Balance, January 1,	$1,075,776	$677,850
Provision for loan losses for the period	1,304,300	523,500
Net loans (charged-off) recovered during the period	(1,585,012)	(218,134)

Balance, end of period	$(795,064)	$(983,216)

Gross loans outstanding, end of period	$73,666,989	$72,233,353

Allowance for loan losses to loans outstanding	1.08%	1.36%

Deposits

Total deposits were $63,664,551 at September 30, 2009, as compared to $67,967,234 at December 31, 2008.  Noninterest bearing transaction accounts have increased $3,212,128 to $8,934,554 at September 30, 2009, as compared to $5,722,426 at December 31, 2008, attributable to noninterest bearing commercial account deposit volume.   Savings and money market accounts totaled $16,873,933 at September 30, 2009, as compared to $20,285,985 at December 31, 2008.  Brokered money market accounts represent $101,390 and $2,503,376 of these savings and money market accounts at September 30, 2009 and December 31, 2008, respectively.

The largest category of deposits was time deposits $100,000 and over which were $20,170,348 at September 30, 2009, as compared to $20,195,037 at December 31, 2008.  Other time deposits decreased $3,441,714 to $15,299,056 at September 30, 2009, as compared to $18,740,770 at December 31, 2008.  Brokered certificates of deposits represent $5,424,000 and $10,426,000 of these other time deposits accounts at September 30, 2009 and December 31, 2008, respectively.

Balances within the major deposit categories as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Non-interest bearing transaction accounts	$8,934,554	$5,722,426
Interest-bearing transaction accounts	2,386,660	3,023,016
Savings and money market	16,873,933	20,285,985
Time deposit $100,000 and over	20,170,348	20,195,037
Other time deposits	15,299,056	18,740,770

Total deposits	$63,664,551	$67,967,234

Other Borrowings

Other borrowings are comprised of Federal Home Loan Bank of Atlanta (“FHLBA”) advances, advances from the Federal Reserve Bank and federal funds purchased.  FHLBA advances are collateralized by pledged FHLBA stock, certain commercial and residential loans, including home equity lines of credit, and by a portion of our investment portfolio.   FHLBA advances increased $2,000,000 to $18,500,000 at September 30, 2009, as compared to December 31, 2008.  During the quarter ended March 31, 2009, we replaced a portion of maturing brokered certificates of deposit totaling $3,000,000 with a $2,000,000 FHLBA advance.

FHLBA advances as of September 30, 2009 and December 31, 2008 are as follows:

Maturity	Rate	September 30, 2009 Balance	December 31, 2008 Balance
11/30/2009	3.3400%	$1,000,000	$1,000,000
01/28/2010	1.1200%	2,000,000	—
03/12/2010	2.6400%	5,000,000	5,000,000
05/28/2010	3.5800%	1,000,000	1,000,000
05/31/2011	3.9300%	1,000,000	1,000,000
07/11/2011	3.6675%	1,000,000	1,000,000
07/10/2012	3.8990%	1,000,000	1,000,000
09/12/2012	3.7000%	750,000	750,000
09/12/2013	3.8500%	750,000	750,000
11/29/2017	3.4840%	5,000,000	5,000,000

Total advances from FHLBA		$18,500,000	$16,500,000

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits.  Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability.  We may also utilize our cash and due from banks, security repurchase agreements, federal funds sold, and other borrowings to meet liquidity requirements as needed.  In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions.  As of September 30, 2009, we had unsecured lines of credit to purchase federal funds from unrelated banks totaling $3,770,000.  As of September 30, 2009, there was no balance outstanding any line of credit.  The lenders have reserved the right to withdraw the unsecured lines at their option.  These lines of credit are available on various structures for general corporate purposes.

At September 30, 2009, we had remaining available credit from FHLBA totaling $364,007 based upon existing pledged investment and loan collateral.  At September 30, 2009, an additional $4,910,000 of credit was also available to the Bank upon the receipt of additional collateral pledged to FHLBA.

As of September 30, 2009, we had $12,642,418 of lendable collateral available for short-term advances at the Discount Window.   Lot loans totaling $10,274,495 were pledged to Federal Reserve Bank of Richmond which produced lendable collateral value totaling $6,678,422 and $5,827,979 of securities was in safekeeping at the Federal Reserve Bank of Richmond which produced lendable collateral value totaling $5,963,996.  For advances with maturities of 28 days or less, the total lendable collateral value was available to the Bank.  Seventy-five percent of the Bank’s lendable collateral value was available for advances with maturities from 29 to 90 days.  The rate on the advances from the Discount Window is the Federal Reserve Discount Window rate.   Advances from the Federal Reserve Discount Window are not subject to prepayment penalties.  As of September 30, 2009, there were no outstanding advances from the Federal Reserve Bank of Richmond.

Capital Resources

Total shareholders’ equity decreased $1,477,362 during the first nine months of 2009 to $8,492,642.  The decrease is attributable to the net loss for the period of $2,510,963 offset by $881,864 in capital proceeds, net of offering costs and refund of fractional shares, by $66,749 related to net unrealized gains on securities offset and by $84,988 for stock-based compensation expense.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.  The Bank exceeded its minimum regulatory capital ratios as of September 30, 2009, as well as the ratios to be considered “well capitalized.”

The following table summarizes the Bank’s risk-based capital at September 30, 2009:

Shareholders’ equity	$7,831,057
Less-unrealized net gain on available-for-sale securities	(451,814)

Tier 1 capital	$7,379,243

Plus - allowance for loan losses(1)	795,064

Total capital	$8,174,307

Risk-weighted assets	$65,513,000

Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	11.26%
Total capital (to risk-weighted assets)	12.48%
Tier 1 capital (to total average assets)	7.92%

(1) Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through the operations of our Bank, we make contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2009, we had issued commitments to extend credit of $9,567,445 through various types of lending arrangements.  We had $239,242 of unused credit under pre-arranged overdraft plans and overdraft protection plans offered on deposit accounts.  There were also $212,073 outstanding commercial letters of credit at September 30, 2009.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2009.

	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total
Unused commitments to extend credit	$1,038,908	$4,365,907	$1,362,420	$3,039,452	$9,806,687
Standby commercial letters of credit	25,000	187,073	—	—	212,073
Totals	$1,063,908	$4,552,980	$1,362,420	$3,039,452	$10,018,760

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

Other Events

As previously disclosed, due to the disproportionately higher compliance costs associated with being a smaller public company, we are currently considering deregistering our common stock under the Securities Exchange Act.  Deregistration will allow us to save significant costs related to the preparation, review and filing of our periodic reports.  We expect printing and mailing costs to be lower also because the periodic reports that we deliver to shareholders after the deregistration will not include many of the disclosures required under the periodic reporting rules, such as disclosures regarding executive compensation, corporate governance and management ownership, and management’s discussion and analysis of our financial results.  Further, in light of the limited market for our common stock and the availability of capital from sources other than public markets, we believe the termination of our status as an SEC-registered company is not likely to have a significant impact on any future efforts to raise additional capital.  If we need to raise additional capital to support growth in the future, we have other financing alternatives that will not be affected by our status as a private company, including raising additional equity through private offerings.  Finally, we expect our business and operations to continue as they are currently being conducted and the deregistration is not anticipated to have any material effect upon the conduct of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2009, the Company commenced a private placement offering of shares of its common stock to certain accredited investors, including members of the Company’s board of directors. In the offering, which concluded on October 19, 2009, the Company sold 151,570 shares of common stock and received gross proceeds of $909,420, which will be used to support the growth of the Company.  The private placement offering was exempt from registration pursuant to Section 4(2) of the Securities Act and the regulations promulgated thereunder.  No sales commissions were paid in the offering and costs associated with the offering totaling $27,556 were netted against the proceeds.

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

Date: November 13, 2009	By:	/s/ Robert P. Trask
Robert P. Trask
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ Michelle M. Pennell
Michelle M. Pennell
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.