Form 10-K
period 2009-12-31
Atlantic Bancshares, Inc.
filed 2010-03-30
CIK 1334504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For The Fiscal Year Ended: December 31, 2009.

Commission file number    333-127242

Atlantic Bancshares, Inc.

(Exact name of registrant as specified in its charter)

South Carolina	20-3047433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sheridan Park Circle, PO Box 3077
Bluffton, South Carolina	29910
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (843) 815-7111

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐                    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐                    No  ☑

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☑                    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of 100” large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                  Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐            No  ☑

The estimated aggregate market value of the common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2009 was $3,814,236. There is not an active trading market for the common stock. We have used the last trade for the year ended December 31, 2009 of $2.05 as an estimate of the market value of a share of our common stock for purposes of calculating our public float.

As of March 1, 2010, the Company had 1,403,147 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE                                                 None.

Part I

Item 1. Description of Business

This Annual Report on Form 10-K (the “Annual Report”), including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

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

General

Atlantic Bancshares, Inc. (the “Company”) was incorporated in South Carolina in June 2005 for purposes of operating as a bank holding company. Our wholly-owned subsidiary, Atlantic Community Bank (the “Bank”), commenced business on January 26, 2006, and is primarily engaged in the business of accepting savings, demand, and time deposits and providing mortgage, consumer and commercial loans to the general public.

Location and Service Area

Our main branch is located at One Sheridan Park Circle, Bluffton, South Carolina 29910 and is 5,905 square feet. The main branch facility is leased from Paradigm Holdings, LLC. The lease term is through December 2023 and provides two five-year renewal terms. We consolidated and relocated our original main branch, located at 1 Sherington Drive, Suite J (Sheridan Park), Bluffton, South Carolina 29910, and our original operations department, located at 70 Pennington Drive, Suite 21 (Sheridan Park), Bluffton, South Carolina 29910, to a renovated new main branch facility in the same commercial subdivision in July 2008.

The original main branch location was formerly subleased through Regional Bancshares, Inc. until January 24, 2006 when we entered into a new lease with Carolina Partners, LLC. The facility is 2,190 square feet and is leased until October 2010 with a three-year option to renew. We do not plan to exercise this renewal option.

The lease for the original operations department expired on July 31, 2008.

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

Lending Activities

General. We offer a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in the Bank’s primary service area. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits and also de novo banking organizations new to our market. As a result, we have charged, from time to time, lower interest rates to attract borrowers and may continue to do so.

The well established banks in our service area will make proportionately more loans to medium-to-large-sized businesses than we do. Many of the Bank’s commercial loans are made to small-to-medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered by an officer with a higher lending limit or by the board of directors’ loan committee. The Bank does not make any loans to any director of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to the borrower than would be available to a borrower not affiliated with the Bank. The Bank adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The Bank sells residential mortgage loans that it originates on the secondary market.

Loan Distribution. The distribution of our loans as of December 31, 2009 is as follows:

Real Estate-Mortgage	68%
Real Estate-Construction, land development and other land loans	25%
Commercial and industrial	6%
Consumer loans	1%

Total	100%

Our loan distribution going forward will depend on our customers’ requirements and other factors and will likely vary over time. Please see our “Management’s Discussion and Analysis – Earning Assets” for further information on our loan portfolio.

Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectability of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectability. At December 31, 2009, our allowance for loan losses equaled approximately 1.18% of the outstanding balance of our loans. Over time, we periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by state law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s unimpaired capital and surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. These limits will increase or decrease as the Bank’s capital increases or decreases. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank is not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

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

Real Estate Loans. Loans secured by first or second mortgages on real estate make up the most significant portion of the Bank’s loan portfolio – approximately 93% as of December 31, 2009. These loans generally fall into one of two categories: commercial real estate loans or construction and development loans. We also make residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, typically fixed for shorter-term loans. The bank generally charges an origination fee for each loan.

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

Other Banking Services

We offer cashier’s checks, banking by mail, direct deposit of payroll and social security checks, United States Savings Bonds, and travelers checks. We are associated with the Honor, Star, Presto, and Cirrus ATM networks that may be used by the Bank’s customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We also offer a debit card and credit card services through a correspondent bank as an agent for the Bank. We offer on-line banking, lines of credit, and telephone banking. And, we provide deposit courier service for customers who fall within our primary service area. Currently, the Bank does not exercise trust powers and does not have any plans to do so in the near future.

We offer products and services via the traditional means of brick and mortar, phone banking, ATM network and Internet banking.

Competition

The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, community banks, savings banks, credit unions, finance companies, and money market mutual funds operating in the Bluffton area and surrounding communities. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. Many competitors are larger than we are and have greater financial and personnel resources than we currently have. Some competitors are large super-regional and regional banks, like Wachovia Bank, Bank of America, and SunTrust Bank, and others are more established community banks, like CoastalStates Bank, Liberty Savings Bank FSB, First Federal S&L of Charleston, Beach First National Bank, Tidelands Bank, Bank Meridian, Ameris Bank, Woodlands Bank, First South Bank, Palmetto State Bank and Lowcountry National Bank. Many of these institutions offer services, including extensive and established branch networks and trust services that we either do not expect to provide or will not provide for some time. Due to this competition, we may pay higher rates of interest to attract deposits from time to time. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank. Most of these institutions have substantially greater resources and lending limits than we have. Nevertheless, we believe that our management team, our focus on relationship banking, our successful brand advertising campaign, and the economic and demographic dynamics of our service area has allowed us to gain a meaningful share of the area’s deposits in a relatively short period of time.

Employees

As of March 1, 2010, we had 19 full-time employees and three part-time employees.

SUPERVISION AND REGULATION

We are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws generally are intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;
•	into what product or service market we may enter;
•	how we must manage our assets; and
•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

Atlantic Bancshares, Inc.

Because we own all of the capital stock of the Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in South Carolina, the South Carolina Board of Financial Institutions (the “SCBFI”) also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•

acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or
•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we or any other bank holding company located in South Carolina may purchase a bank located outside of South Carolina. Conversely, an adequately capitalized and adequately managed bank holding company located outside of South Carolina may purchase a bank located inside of South Carolina. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, South Carolina law prohibits acquisitions of banks that have been chartered for less than five years. Because the Bank has been chartered for less than five years, this restriction limits our ability to sell.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of the bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is also rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or
•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging rebuttable presumptions of control.

Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. We have not sought financial holding company status, but may elect such status in the future as our business matures.

Support of Subsidiary Institutions. Under Federal Reserve policy, we are expected to act as a source of financial strength and commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to Bank will be repaid only after its deposits and various other obligations are repaid in full. In the event of our bankruptcy, any commitment we would give to a federal banking regulator to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Atlantic Community Bank

Because the Bank is a commercial bank chartered under the laws of the State of South Carolina, we are primarily subject to the supervision, examination and reporting requirements of the FDIC and the SCBFI. The FDIC and the SCBFI regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, our deposits are insured by the FDIC to the maximum extent provided by law. We are also subject to numerous state and federal statutes and regulations that affect our business, activities and operations.

Branching. Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the SCBFI. In addition, with prior regulatory approval, we may acquire branches of existing banks located in South Carolina. The Bank and any other national or state-chartered bank generally may branch across state lines only if allowed by the applicable states’ laws. South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, South Carolina has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of South Carolina may branch into South Carolina. This provides a limited barrier of entry into the South Carolina banking market, which protects us from an important segment of potential competition. However, because South Carolina has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until South Carolina changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories in which all institutions are placed: Well Capitalized, Adequately Capitalized, Undercapitalized, Significantly Undercapitalized and Critically Undercapitalized.

As a bank’s capital condition deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. As of December 31, 2009, the Bank was considered well-capitalized.

A “well-capitalized” bank is one that exceeds all of its required capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6% and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices or has not adequately corrected a prior deficiency.

An “adequately capitalized” bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 4% and a tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the FDIC. Institutions that are not well-capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC. In addition, an adequately capitalized bank may be forced to comply with certain operating restrictions similar to those placed on undercapitalized banks.

An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure. A bank that reaches the undercapitalized level is likely subject to a consent order and other formal supervisory sanctions. An undercapitalized bank must submit a capital restoration plan to regulatory authorities; be closely monitored by regulatory authorities regarding its capital restoration plan, financial condition and operational restrictions; restrict asset growth in accordance with an approved capital restoration plan; and obtain prior regulatory approval for acquisitions, branching and new lines of business. In addition, an undercapitalized bank becomes subject to additional discretionary safeguards that may be imposed by its regulatory authorities, which may:

•	prohibit capital distributions;
•	prohibit payment of management fees to a controlling person;
•	require a capital restoration plan within 45 days of becoming undercapitalized;
•	restrict or prohibit asset growth, or require a bank to shrink;
•	require prior approval by the primary federal regulator for acquisitions, branching and new lines of business;
•	require sale of securities, or, if grounds for conservatorship or receivership exist, direct the bank to merge or be acquired;
•	restrict affiliate transactions;
•	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;
•	require the institution to elect new directors, dismiss directors or senior executive officer or employ qualified senior executive officers to improve management;
•	prohibit the acceptance of deposits from correspondent banks;
•	require prior approval of capital distributions by holding companies;
•	require holding company divestiture of the bank, bank divestiture of subsidiaries, and/or holding company divestiture of other affiliates;
•	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives;

•	prohibit material transactions outside the usual course of business;
•	prohibit amending the bylaws/charter of the bank;
•	prohibit any material changes in accounting methods; and
•	prohibit golden parachute payments, excessive compensation and bonuses.

A “significantly undercapitalized” bank, in addition to being subject to the restrictions applicable to undercapitalized institutions, is subject to additional restrictions on the compensation it is able to pay to its senior executive officers.

A “critically undercapitalized” bank, in addition to being subject to the restrictions applicable to undercapitalized and significantly institutions, is further prohibited from doing any of the following without the prior written approval of the FDIC:

•	entering into any material transaction other than in the ordinary course of business;
•	extending credit for any highly leveraged transaction;
•	amending the institution’s charter or bylaws, except to the extent necessary to carry out any other requirement of any law, regulation or order;
•	making any material change in accounting methods;
•	engaging in certain types of transactions with affiliates;
•	paying excessive compensation or bonuses;
•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors;
•	making any principal or interest payment on subordinated debt 60 days or more after becoming critically undercapitalized;

In addition, the FDIC may impose additional restrictions on critically undercapitalized institutions consistent with the intent of the prompt corrective action regulations. Once an institution has become critically undercapitalized, the FDIC will, subject to certain narrow exceptions such as a material capital remediation, initiate the resolution of the institution.

FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the amount permitted by law. The Bank is thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. In February 2009, the FDIC issued new risk based assessment rates that took effect April 1, 2009. For insured depository institutions in the lowest risk category, the annual assessment rate ranges from 7 to 77.5 cents for every $100 of domestic deposits. For institutions assigned to higher risk categories, the new assessment rates range from 17 to 43 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

The FDIC’s assessment rates are intended to result in a reserve ratio of at least 1.15%. As of December 31, 2008, the ratio had fallen well below this floor. The FDIC is required to return the DIF to its statutorily mandated minimum reserve ratio of 1.15 percent within eight years, and has undertaken several initiatives to satisfy this requirement.

On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution’s assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution’s assessment base for the second quarter 2009. In addition, on November 12, 2009, the FDIC adopted a rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. The FDIC has indicated that the prepayment of DIF assessments will be in lieu of additional special assessments, although there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2009 ranged from 1.14 cents to 1.02 cents per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates. The FDIC has proposed maintaining current assessment rates through December 31, 2010, followed by a uniform increase in risk-based assessment rates of three basis points effective January 1, 2011.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

The Debt Guarantee Program: Under the Temporary Liquidity Guarantee Program, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions. The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points. The Bank did not opt-out of the Debt Guarantee component of the TLGP.

The Transaction Account Guarantee Program: Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was originally set to expire on June 30, 2009, but was subsequently extended to June 30, 2010. For the eligible noninterest-bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), increased premiums over standard deposit insurance will be applied to noninterest-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured. The Bank chose not to opt-out of the Transaction Account Guarantee component of the TLGP.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the Bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date.

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or
•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations will be subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the:

•	Truth-In-Savings Act, requiring certain disclosures of consumer deposit accounts:
•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for member banks and bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as adequately capitalized, is 8%. A bank that fails to meet the required minimum guidelines is classified as undercapitalized and subject to operating and managerial restrictions. A bank, however, that exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as well capitalized.

Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. The Bank’s ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 12.51% and 11.26%, respectively, as of December 31, 2009.

The Federal Reserve has similarly established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2009, our leverage ratio was 8.23%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines can subject a bank and a bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above and elsewhere throughout this report, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See, “Supervision and Regulation – Atlantic Community Bank – Prompt Corrective Action,” above, for a summary of the restrictions to which we would become subject should our capital condition deteriorate significantly.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank The principal sources of our cash flow, including cash flow to pay dividends to our shareholders, are dividends that we receive from the Bank. Statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company.

A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the SCBFI, provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. The Bank must obtain approval from the SCBFI prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

If, in the opinion of the federal banking regulator, the Bank was engaged in or about to engage in unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that we stop or refrain from engaging in the practice it considers unsafe or unsound. The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on many of the statutory and regulatory factors mentioned above.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;
•	a bank’s investment in affiliates;
•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. We must also comply with other provisions designed to avoid the taking of low-quality assets.

We are subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

We are subject to restrictions on extensions of credit to our executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Limitations on Senior Executive Compensation

On October 22, 2009, the Federal Reserve Board issued proposed guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermined the safety and soundness of the organization. In connection with the proposed guidance, the Federal Reserve Board announced that it will review incentive compensation arrangements as part of the regular, risk-focused supervisory process. The Federal Reserve Board may take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies.

Due to the Company’s participation in the Treasury’s Capital Purchase Program under the Troubled Asset Relief Program (“TARP”), it is subject to additional executive compensation limitations. For example, the Company must meet the following standards:

•	Ensure that senior executive incentive compensation packages do not encourage excessive risk;

•	Subject senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

•	Prohibit any golden parachute payments to senior executive officers; and

•	Agree not to deduct more than $500,000 from the Company’s taxable income for a senior executive officer’s compensation.

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

The impact of the current economic environment on performance of other financial institutions in our primary market area, actions taken by our competitors to address the current economic downturn, and public perception of and confidence in the economy generally, and the banking industry specifically, may present significant challenges for us and could adversely affect our performance.

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to real estate construction loans, we nonetheless retain direct exposure to the real estate markets, and we are affected by these events. Continued declines in real estate values and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

The impact of recent events relating to housing and commercial real estate markets has not been limited to those directly involved in the real estate industry, but rather it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others. All of these affected businesses have banking relationships and when their businesses suffer from recession, the banking relationship suffers as well.

In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2009, approximately 93% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will continue to adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our earnings could be further adversely affected.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including the declaration and payment of cash dividends to common shareholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations.

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience as all aspects of compliance become applicable to us in 2010, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act, which could adversely affect our results of operations.

On June 17, 2009, the Obama Administration announced a comprehensive plan for regulatory reform of the financial services industry. The plan set forth five separate initiatives that will be the focus of the regulatory reform, including requiring strong supervision and appropriate regulation of all financial firms, strengthening regulation of core markets and market infrastructure, strengthening consumer protection, strengthening regulatory powers to effectively manage failing institutions and improving international regulatory standards and cooperation. The implications of this plan on our business are unclear at this time, but the plan may adversely affect our business, results of operations and the underlying value of our common stock.

Congress is likely to consider additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand or business and earnings.

On February 17, 2009, the Recovery Act was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in TARP, which includes programs under TARP such as the Capital Purchase Program.

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

Our bank is a de novo bank that began operations in January 2006. As is typical with most new banks, we incurred substantial start-up expenses and are still operating with an accumulated deficit. In order for us to become profitable, we need to continue attract a larger number of customers to deposit and borrow money. Our future profitability is also dependent on numerous other factors, including the success of the economy of the community and favorable government regulation. While the economy in this area has been strong in recent years, the current economic downturn in the area has impacted our business. We are also a highly regulated institution. Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s right to make loans and purchase securities. Although we expect to become profitable in our fifth year of operation, there is a risk that a continued deterioration of the local economy or adverse government regulation could affect our plans. If this happens, we may never become profitable and shareholders may lose part or all of their investment.

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Rising delinquencies and rising rates of bankruptcy in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan and lease losses. Higher charge-off rates and an increase in our allowance for loan and lease losses may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses and may also increase our cost of funds.

Continued weakness in residential property values and mortgage loan markets could adversely affect us.

We have a significant number of one-to-four family residential loans, which are secured principally by single-family residences. Loans of this type are generally smaller in size and geographically dispersed throughout our market area. Losses on our residential loan portfolio are difficult to predict because of a number of variables, including interest rates, the unemployment rate, economic conditions, and collateral values. Continued weakness in the secondary market for residential lending could have an adverse impact upon our profitability. Pricing may change rapidly, impacting the value of loans in our portfolio. This weakness has been most pronounced in residential construction and development loans; however, turmoil in the mortgage markets, combined with the ongoing correction in real estate markets, could result in further price reductions in single family home prices and lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including creating discrepancies in value between the original appraisal and the value at time of sale, and decreasing the value of the collateral securing our mortgage loans.

We are subject to risks in the event of certain borrower default, which could have an adverse impact on our liquidity position and results of operations.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could adversely affect our liquidity position, results of operations, and financial condition. When we sell mortgage loans, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which the loans were originated. Our whole-loan sale agreements may require us to repurchase or substitute mortgage loans in the event we breach any such representations or warranties. In addition, we may be required to repurchase mortgage loans in the event of early payment default of the borrower on a mortgage loan. While we have taken steps to enhance our underwriting policies and procedures, these steps might not be effective and might not lessen the risks associated with loans sold in the past. If repurchase demands increase, our liquidity position, results of operations, and financial condition could be adversely affected.

The deterioration in the residential mortgage market may continue to spread to commercial real estate credits, which may result in increased financial and regulatory risks and greater losses and non-performing assets, each of which may have an adverse affect on our business operations.

The losses that were initially associated with subprime residential mortgages rapidly spread into the residential mortgage market generally. If the losses in the residential mortgage market continue to spread to commercial real estate credits, then we may be forced to take greater losses or retain more non-performing assets. In addition, in general commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2009, approximately 28.2% of our loan portfolio consisted of CRE loans.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2009, approximately $10.7 million of our loans, or 106.8% of our company’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 11 loans totaling approximately $1.0 million had loan-to-value ratios of 100% or more. At December 31, 2009, approximately $5.5 million of our commercial loans, or 54.6% of the Company’s capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to materially increase our allowance, which would adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. As a result of losses on collateral dependent loans recorded in 2009, our allowance has decreased from 1.43% of outstanding portfolio loans as of December 31, 2008 to 1.18% as of December 31, 2009. It may be necessary to increase our allowance during 2010 due to the difficult real estate market and the deterioration of asset quality. The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and requires that significant estimates of current risk be made, using existing qualitative and quantitative information, all of which may undergo material changes. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition. Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, we are consistently adjusting our loan portfolio and underwriting standards to reflect current market conditions, we can provide no assurance that our methodology will not change and that the allowance will prove sufficient to cover actual loan losses in the future.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

Due to our short operating history, the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2009, approximately 93% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We have a high concentration of construction and development loans in our loan portfolio which carry a higher degree of risk than long-term financing of existing properties.

As of December 31, 2009, total construction and development loans amounted to approximately $2.6 million, or 3.6%, of our total loan portfolio. Included in the $2.6 million was $857,146 outstanding under construction loan facilities, or 32.8% of our construction and development loan portfolio, that were made to commercial construction developers. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Specific risks include:

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

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our operating results and financial condition.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 86.3% of our interest income for the year ended December 31, 2009. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

The FDIC Deposit Insurance assessments that we are required to pay may continue to materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings.

On April 1, 2009, the FDIC modified the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits. Starting with the second quarter of 2009, assessment rates were increased and currently range from 7 to 77.5 basis points (annualized).

On September 29, 2009, the FDIC announced a uniform 3 basis points increase effective January 1, 2011, and on November 12, 2009, adopted a rule requiring depository institutions to prepay, in lieu of further special assessments, their assessments for the fourth quarter 2009 and the three years thereafter. Due to the recent increases in the assessment rates and the required prepayment, at the end of 2009, we were required to pay $423,200 to the DIF on December 30, 2009.

Further increased FDIC assessment premiums, due to our risk classification, emergency assessments, or another uniform increase, could adversely impact our earnings.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We have experienced, and expect to continue to experience, increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors. As previously disclosed, we are currently considering deregistering our common stock under the Securities Exchange Act.

Changes in the interest rate environment could reduce our net interest income, which could reduce our profitability.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes in the Federal Reserve Board’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancings and purchase money mortgage originations.

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

Although our common stock is quoted on the OTC Bulletin Board under the symbol “ATBA”, there is currently no established market for our common stock and trading and quotations of our common stock have been limited and sporadic. We do not expect a liquid market for our common stock to develop for several years, if at all.

Our ability to pay cash dividends on common stock is limited and we may be unable to pay future dividends.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank.

We depend on out of market deposits as a source of funding.

As of December 31, 2009, 16.8% of our deposits were obtained from out of market sources. To continue to have access to this source of funding, we are required to be classified as a “well capitalized” bank by the FDIC; whereas, if we only “meet” the capital requirement, we must obtain permission from the FDIC in order to continue utilizing this source of funding. During 2009, many of the institutional investors began to require that banks participating in the wholesale funding program have an Institutional Deposit Corp. (“IDC”) rating at levels that meet their various expectations. As of December 31, 2009, our IDC rating was 83. This is considered by most investor to meet their definition as an adequately rated institution. Should our financial condition deteriorate, our IDC rating would most likely decline. Such a decline could result in a reduction or examination of some or all investors.

Our ability to attract and retain the best key employees may be limited by the restrictions that we must place on the compensation of those employees due to our participation in the United States Department of the Treasury’s Troubled Assets Relief Program Capital Purchase Program.

Participants in the TARP Capital Purchase Program must set specified limits on the compensation to certain senior executive officers. The limitations, which include a prohibition on any “golden parachute” payments and a “clawback” of any bonus that was based on materially inaccurate financial data or other performance metric, could limit our ability to attract and retain the best executive officers because other competing employers may not be subject to these limitations.

The United States Department of the Treasury, as a holder of our preferred stock, has rights that are senior to those of our common stockholders.

We have supported our capital operations by issuing a class of preferred stock to the United States Department of the Treasury under the TARP Capital Purchase Program. On December 29, 2009, we issued preferred stock to the Treasury under the TARP Capital Purchase Program totaling $2 million. The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the holders of our preferred stock must be satisfied before we can make any distributions to our common stockholders.

Our agreement with the United States Department of the Treasury under the TARP Capital Purchase Program is subject to unilateral change by the Treasury, which could adversely affect our business, financial condition, and results of operations.

Under the TARP Capital Purchase Program, the Treasury may unilaterally amend the terms of its agreement with us in order to comply with any changes in federal law. We cannot predict the effects of any of these changes and of the associated amendments.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

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

See the discussion under “Location and Service Area” in Item 1 above for additional information regarding our properties and potential future properties.

Item 3.  Legal Proceedings.

We are not a party to, nor are any of our properties subject to, any material legal proceedings.

Item 4.  Reserved.

Part II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Common Stock of Atlantic Bancshares, Inc. is not listed on any exchange. However, the stock is quoted on the OTC Bulletin Board under the symbol “ATBA.OB.”. The following table sets forth the high and low bid prices as quoted on the OTC Bulletin Board during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

	Years Ended December 31,
	2009		2008
	High	Low	High	Low
First quarter	$5.00	$3.50	$7.00	$7.00
Second quarter	$3.81	$3.00	$7.20	$5.05
Third quarter	$4.00	$2.70	$7.10	$7.00
Fourth quarter	$3.00	$1.60	$7.10	$7.10

As of March 1, 2010, there were 1,403,147 shares of common stock outstanding held by approximately 406 shareholders of record. Of our outstanding common stock, 1,251,577 shares were issued in our initial public offering which was completed on March 1, 2006. The price per share in our initial public offering was $10.00. An additional 151,570 shares of our common stock were issued during our private placement offering, which concluded on October 19, 2009. The price per share for this private placement offering was $6.00.

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future, we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Atlantic Community Bank, to pay dividends to us. As a South Carolina state bank, our bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, our bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital. Further, pursuant to our issuance of 2,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the Treasury under the TARP Capital Purchase Program, the preferred stock has dividend rights that are senior to those of our common stock. In addition, pursuant to the terms under which the preferred stock was issued, there are limitations on the payment of dividends on common stock.

Additional information regarding our equity compensation plans is set forth in Item 11 below.

Item 6.  Selected Financial Data

Selected Financial Data

The following selected financial data for the years ended December 31, 2009 and 2008 is derived from the financial statements and other data of the Company. The selected financial data should be read in conjunction with the financial statements of the Company, including the accompanying notes, included elsewhere herein.

	2009	2008
(Dollars in thousands)
Income Statement Data:
Interest income	$5,237	$5,789
Interest expense	1,980	2,793

Net interest income	3,257	2,996
Provision for loan losses	1,958	637

Net interest income after provision for loan loss	1,299	2,359

Noninterest income	279	238
Noninterest expense	3,271	3,338

Loss before income taxes	(1,693)	(741)

Income tax expense (benefit)	1,245	(252)

Net loss	$(2,938)	$(489)

Balance Sheet Data:
Assets	$92,746	$95,343
Earning assets	87,047	92,678
Securities (1)	13,779	17,280
Loans (2)	73,228	75,363
Allowance for loan losses	864	1,076
Deposits	62,728	67,984
Advances from Federal Home Loan Bank	17,500	16,500
Advances form the Federal Reserve Bank	2,000	-
Shareholders’ equity	10,005	9,970

Per share data:
Loss per share	$(2.28)	$(.39)
Book value per common share	5.72	7.97

(1)

All securities are available for sale and are stated at fair value. Nonmarketable securities totaling $1,003,600 and $891,200 are included for 2009 and 2008, respectively. These securities are recorded at cost.

(2)	Loans are stated net of deferred fees and before allowance for loan losses.

Item 7.  Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of the securities laws. All statements that are not historical facts are “forward-looking statements.” You can identify these forward-looking statements through our use of words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “project,” “continue,” or other similar words. Forward-looking statements include, but are not limited to, statements regarding our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a new company with little operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

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

•

other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, those described under the caption “Risk Factors” in Item 1 of this Annual Report.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Introduction

The following discussion describes our results of operations for 2009 compared to 2008 and also analyzes our financial condition as of December 31, 2009 and 2008. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings from the Federal Home Loan Bank. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is referred to as the net interest spread.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance in 2009 and 2008 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of these tables shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

We completed an initial public offering of our common stock on March 1, 2006 in which we sold a total of 1,251,577 shares of common stock at $10.00 per share. Proceeds of the stock issuance, net of offering costs totaling $533,648, were used to pay organizational costs and provide the initial capital for the Bank.

During the third quarter of 2009, we commenced a private placement offering of shares of common stock to certain accredited investors, including members of our board of directors. In the offering, which concluded on October 19, 2009, we sold 151,570 shares of common stock at $6.00 per share and received gross proceeds of $909,420, which will be used to support the growth of the Company and the operations of the Bank. The private placement offering was exempt from registration pursuant to Section 4(2) of the Securities Act and the regulations promulgated thereunder. No sales commissions were paid in the offering and costs associated with the offering totaling $29,811 were netted against the proceeds.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 14, 2008, Treasury announced the TARP Capital Purchase Program under the EESA, pursuant to which the Treasury has made senior preferred stock investments in participating financial institutions.

On November 25, 2009, we received preliminary approval to participate in the Capital Purchase Program described above, in the amount of $2,003,000, which represented approximately 3% of our risk-weighted assets as of June 30, 2009. After careful evaluation by our executive management and board of directors, including the impact of our participation on our capital ratios and operations as well as on our common shareholders, we elected to participate at $2,000,000 and were able to participate under the private company terms, which limited dilution to our common shareholders. On December 29, 2009, we issued shares of our Series A and Series B Preferred Stock to Treasury. Refer to the “Capital Resources” section of “Management’s Discussion and Analysis or Plan of Operation” as well as the “Notes to Consolidated Financial Statements” for additional details.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•

The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 until December 31, 2013;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•

On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program, which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

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

•

On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s TARP.

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

We are participating in the unlimited deposit insurance component of the TLGP. As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly through 2010 and possibly beyond.

Governmental intervention and new regulations under these and future programs could materially and adversely affect our business, financial condition and results of operations. The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Year ended December 31, 2009, compared with year ended December 31, 2008

Net interest income increased $260,606, or 8.70%, to $3,256,927, in 2009 from $2,996,321 in 2008. Interest income of $5,236,823 for the year ended December 31, 2009 mainly included $4,517,186 on loans and $719,459 on investment securities and Federal Home Loan Bank stock. For the year ended December 31, 2009, interest income decreased $552,872, or 9.55%, from $5,789,695 for the year ended December 31, 2008. Total interest expense of $1,979,896 for the year ended December 31, 2009 included $1,408,034 related to deposit accounts and $571,862 associated with the Federal Home Loan Bank borrowings, other short-term borrowings from the Federal Reserve Bank discount window and federal funds purchased. For the year ended December 31, 2009, interest expense decreased $813,478, or 29.12%%, from $2,793,374 for the year ended December 31, 2008. Decreases in the Federal Reserve short-term rates and the resulting decrease in the yields we generated on our earning assets (from variable rate loan repricing and new loans at lower rates), has been offset by benefits we received from the repricing of our rate sensitive liabilities for year ended December 31, 2009.

Our net interest spread and net interest margin were 3.25% and 3.63%, respectively, in 2009 compared to 2.82% and 3.38%, respectively, in 2008. Decreased funding costs attributable to repricing of our interest rate sensitive deposits and borrowings chiefly produced the increased net interest spread and net interest margin for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Yields on average interest-bearing liabilities decreased 113 basis points to 2.59% for 2009 as compared to 3.72% in 2008. The average balance on interest bearing liabilities increased $1,539,940, or 2.05%, to $76,551,055 in 2009 from $75,011,115 in 2008. The average balance in the loan portfolio increased $3,855,743, or 5.46%, to $74,518,847 in 2009 from $70,663,104 in 2008. The average balance of taxable securities decreased $2,805,596, or 16.67%, to $14,028,142 in 2009 from $16,833,738 in 2008 which was attributable to mortgage backed securities repayments. No investments were purchased or sold for the year ended December 31, 2009. Yields on average earning assets decreased to 5.84% in 2009 from 6.54% in 2009.

The provision for loan losses was $1,958,300 in 2009 compared to $637,200 in 2008. We seek to maintain the allowance for loan losses at a level management believes to be sufficient to cover known and inherent losses in the loan portfolio. The increase was a result of loan charge-offs for the year ended December 31, 2009 mainly due to losses on collateral dependent real estate loans.

Noninterest income increased $41,515, or 17.44%, to $279,526 in 2009 from $238,011 in 2008. Service charges on deposit accounts increased $38,333, or 36.81%, to $142,472 for the year ended December 31, 2009 when compared to $104,139 for the year ended December 31, 2008. NSF/overdraft fees on deposit accounts increased $36,938, or 41.70% to $125,523 for the year ending December 31, 2009 compared to $88,585 for the year ended December 31, 2008. This fee increase was mainly attributable to weak economic conditions which resulted in more overdrawn accounts. Bankcard fees increased $12,160, or 23.28%, to $64,395 for the year ended December 31, 2009 compared to $52,235 for the year ended December 31, 2008 produced by bankcard transaction volume. Residential mortgage origination fees decreased $2,454 or 7.84%, to $28,829 for the year ended December 31, 2009 compared to $31,283 for the year ended December 31, 2008 due to the continued declining mortgage loan sale volume.

Total noninterest expense decreased $66,616, or 2%, to $3,271,136 in 2009 from $3,337,752 in 2008. The primary component of noninterest expense was salaries and benefits which decreased $97,521 to $1,586,007 for the year ended December 31, 2009, as compared to $1,683,528 for the year ended December 31, 2008, chiefly driven by personnel reductions. Management’s continued effort to review marketing initiatives has produced decreased marketing and advertising related expenses. Marketing expense totaling $130,564 for the year ended December 31, 2009 decreased $29,450 or 18.40%, from $160,014 for the year ended December 31, 2008. Fully depreciated fixed assets were the contributing factor for decreased furniture and equipment expense for the year ended December 31, 2009. Furniture and fixtures expense decreased $68,520, or 31.12%, to $151,670 for the year ended December 31, 2009 compared to $220,190 for the year ended December 31, 2008.

FDIC deposit insurance increased $94,853 to $152,810 for the year ended December 31, 2009, as compared to $57,957 for the year ended December 31, 2008. This increase is due to the FDIC Insurance Reform Legislation that allows the FDIC to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio. In addition, $42,968 was collected for a special assessment required by the FDIC. This assessment was calculated using 5.0 basis points of the special assessment base (total assets less tier one capital) at June 30, 2009.

Other operating expenses increased to $497,056 for the year ended December 31, 2009, as compared to $450,878 for the year ended December 31, 2008. An updated appraisal obtained in August 2009 on one of the Bank’s other real estate owned (“OREO”) lots resulted in a $41,100 charge to earnings to increase the OREO valuation allowance. Increased FDIC assessments and the OREO valuation allowance charge were somewhat offset by decreased dues and subscription costs, decreased telephone/communication expense, decreased travel expense and decreased office supply expense for the year ended December 31, 2009 compared to the year ended December 31, 2008.

The FDIC continues to evaluate the insurance fund level and may impose further special assessments in future quarters. The FDIC required us to prepay the deposit insurance premiums for a period of three years at our current assessment rate. We will recognize the expense over the three year prepayment period. Our estimated prepaid assessment totaled $423,200 for the quarters ending December 2009 to December 2012 and was paid on December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Our efficiency ratio was 91.21% in 2009 compared to 102.29% in 2008. The efficiency ratio is defined as noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.

The combination of the above factors resulted in a net loss for the year ended December 31, 2009 of $2,938,480, or $2.28 per share, after recognition of an income tax expense of $1,245,497 for the year. As discussed in the Notes to Financial Statements, we concluded that we should record a valuation allowance against the majority of our deferred tax asset. Return on average assets during 2009 was (3.14) % compared to (.53) % during 2008.

Net Interest Income

General. The largest component of net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. This net interest income divided by average interest-earning assets represents our net interest margin.

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

	December 31, 2009			December 31, 2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

(Dollars in thousands)
Assets:
Earning assets:
Loans (1)	$74,519	$4,517	6.06%	$70,663	$4,848	6.86%
Securities, taxable	14,028	718	5.11%	16,834	910	5.41%
Nonmarketable equity securities	993	2.20%		733	25	3.39%
Federal funds sold	40	-	.29%	197	2	1.16%
Deposits with other banks	62	-	.10%	159	4	2.87%

Total earning-assets	$89,642	$5,237	5.84%	$88,586	$5,789	6.54%

Cash and due from banks	1,501			1,065
Premises and equipment	1,080			928
Other assets	2,283			1,869
Allowance for loan losses	(920)			(894)

Total Assets	$93,586			$91,554

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$2,517	$7.28%		$2,484	$15.62%
Savings and money market accounts	17,707	235	1.33%	17,821	502	2.82%
Time deposits	37,343	1,166	3.12%	39,344	1,785	4.54%
Federal Home Loan Bank advances	18,292	568	3.11%	13,181	431	3.27%
Other short term borrowings	692	4.58%		2,181	60	2.76%

Total interest-bearing deposits	$76,551	$1,980	2.59%	$75,011	$2,793	3.72%

Demand deposits	7,434			6,869
Accrued interest and other liabilities	597			414
Shareholders’ equity	9,004			9,260

Total liabilities and Shareholders’ equity	$93,586			$91,554

Net interest spread			3.25%			2.82%

Net interest income		$3,257			$2,996

Net interest margin (2)			3.63%			3.38%

(1) There were eight loans totaling $1,337,119 in nonaccrual status as of December 31, 2009. The effect of fees collected on loans totaling $58,786 increased the annualized yield on loans by .08% from 5.98%. The effect on the annualized yield on earning assets was an increase of .06% from 5.78%. The effect on net interest spread and net interest margin was an increase of .06% and .06% from 3.19% and 3.57%, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

	2009 compared to 2008
	Volume(1)	Rate (1)	Volume/Rate(2)	Total
(Dollars in thousands)
Interest Income:
Loans, including fees	$265	$(564)	$(31)	$(330)
Securities, available for sale, taxable	(152)	(49)	8	(193)
Nonmarketable equity securities	8	(23)	(8)	(23)
Federal funds sold	(1)	(2)	1	(2)
Deposits with other banks	(3)	(5)	3	(5)

Total interest income	117	(643)	(27)	(553)

Transaction accounts	-	(8)	-	(8)
Savings and money market accounts	(3)	(266)	2	(267)
Time deposits	(91)	(556)	28	(619)
Federal Home Loan Bank advances	167	(21)	(8)	138
Other short-term borrowings	(41)	(49)	33	(57)

Total interest expense	32	(900)	55	(813)

Net interest income	$85	$257	$(82)	$260

(1)	Volume-rate changes have been allocated to each category based on a consistent basis between rate and volume.
(2)	Changes to both rate and volume, (in (iii) above), which cannot be segregated, have been allocated proportionately.

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

The following table sets forth our interest rate sensitivity at December 31, 2009

Interest Sensitivity Analysis

	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years or Non- sensitive	Total
(Dollars in thousands)
Assets
Earning Assets:
Loans	$33,375	$25,195	$14,588	$70	$73,228
Investment securities	795	2,170	6,496	3,315	12,776
Nonmarketable equity securities	-	-	-	1,003	1,003
Interest bearing deposits with other banks	40	-	-	-	40

Total earning assets	34,210	27,365	21,084	4,388	87,047

Liabilities
Interest-bearing liabilities:
Demand deposits	2,767	-	-	-	2,767
Savings and money market deposits	15,781	-	-	-	15,781
Time deposits	8,101	20,987	5,383	-	34,471
Federal Home Loan Bank advances	5,000	1,000	6,500	5,000	17,500
Advances from the Federal Reserve Bank	2,000	-	-	-	2,000

Total interest-bearing liabilities	33,649	21,987	11,883	5,000	72,519

Period gap	$561	$5,378	$9,201	$(612)	$14,528

Cumulative gap	$561	$5,939	$15,140	$14,528	$14,528

Ratio of cumulative gap to total earning assets	.64%	6.82%	17.39%	16.69%	16.69%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. Overnight federal funds purchased mature daily and are reflected at the earliest pricing interval. The Federal Home Loan Bank advances are reflected at their contractual maturity dates. Advances from the Federal Reserve Bank are also reflected at their contractual maturity date.

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive. We are cumulatively asset sensitive through the first twelve months and cumulatively asset sensitive beyond one year. However, our gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

General. We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $864,417 and $1,075,776, or 1.18% and 1.43% of total loans, as of December 31, 2009 and 2008, respectively. The allowance for loan losses as a percentage of total loans has decreased mainly attributable to $2,169,659 in net charge offs against the allowance for loan losses on predominately collateral-dependent impaired loans during the year ended December 31, 2009. For the years ended December 31, 2009 and 2008, the provision expense was $1,958,300 and $637,200, respectively.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is established on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, the historical loss experience of our peers and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. We strive to follow a comprehensive, well-documented, and consistently applied analysis of our loan portfolio in determining an appropriate level for the loan loss allowance. We adjust the amount of the loan allowance periodically based on changing circumstances through an expense recorded to the provision for loan losses. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.

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

Specific Reserve. We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectability of the credit in accordance with the criteria defined in the Receivables Topic of the FASB Accounting Standards Codification, which was originally issued under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Significant individual credits classified as doubtful or substandard/special mention within our credit grading system that are determined to be impaired require both individual analysis and specific allocation. Management has determined that impaired loans totaled $2,922,462 and $2,462,246 at December 31, 2009 and December 31, 2008, respectively. Specific valuation allowances related to these impaired loans totaled $138,942 and $456,667 at December 31, 2009 and December 31, 2008, respectively.

Loans in the substandard/special mention category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity. Loans in the doubtful category exhibit the same weaknesses found in the substandard/special mention loan; however, the weaknesses are more pronounced. These loans, however, are not regularly rated as impaired because certain events may occur which could salvage the debt such as injection of capital, alternative financing, or liquidation of assets.

The loans with specific reserves are typically identified though our process of reviewing and assessing the ratings on loans, which is performed by personnel, in our credit administration area, which includes a special assets manager. Loans on our watch list (criticized assets) are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. All loans on nonaccrual or that meet the definition of a troubled debt restructured loan are identified as impaired.

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

The accuracy of the loan ratings is validated by a third party review which is performed semi-annually and covers a substantial sample of the loan portfolio. In addition, the FDIC and SCBFI review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information made available to them at the time of their examination. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses estimated at any point in time.

General Reserve. Our general reserve was $725,475 as of December 31, 2009, as compared to $619,109 as of December 31, 2008. We calculate our general reserve based on a percentage allocation for each of the effective categories of unclassified loan types. Due to our short operating history, our historical loss rate may not represent realistic loss factors for pools of loans. Therefore, FDIC statistics for our peer group are used to estimate a historical loss percentage. In addition, qualitative and environmental factors, as discussed below, are considered. The general estimate is then added to the specific reserves made to determine the amount of the total allowance for loan losses.

We maintain the general reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance. The general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to: changes in delinquent loan trends, trends in risk grades and net charge-offs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

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

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008

Total loans outstanding at end of period	$73,228	$75,363

Average loans outstanding	$74,519	$70,663

Balance of allowance for loan losses at beginning of period	$1,076	$677

Net loan losses	$(2,170)	(238)
Provision for loan losses	1,958	637

Balance of allowance for loan losses at end of period	$864	$1,076

Allowance for loan losses to period end loans	1.18%	1.43%

The following table sets forth an analysis of our loan loss experience for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008

Balance of allowance for loan losses at beginning of period	$1,076	$677
Charge-offs:
Domestic:
Real-estate-construction	335	22
Real-estate-mortgage	1,814	210
Consumer	21	6

	2,170	238

Additons charged to operations	1,958	637

Balance of allowance for loan losses at end of period	$864	$1,076

Ratio of net charge-offs during the period to average loans outstanding during the period	2.91%	.90%

The following table sets forth a breakdown our allowance for loan losses for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	2009		2008
Balance at the end of the period applicable to	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Domestic:
Commerical and industrial	67	5.68%	12	6.35%
Real-estate-construction	23	24.62%	13	23.86%
Real-estate-mortgage	134	68.40%	434	67.36%
Agriculture	-	.24%	-	1.13%
Consumer	3	1.06%	38	1.30%
Unallocated	637	N/A	579	N/A

	$864	100%	$1,076	100%

Nonperforming Assets

Nonperforming Assets. There were eight loans totaling $1,337,119 which were nonperforming loans at December 31, 2009. There were three loans totaling $1,639,092 which were nonperforming loans at December 31, 2008. As of December 31, 2009, the Bank had no loans 90 days or more past due and still accruing interest. There was one loan totaling $31,363 which was 90 days or more past due and still accruing interest as of December 31, 2008 which was facilitated by the bankruptcy court. Real estate acquired through foreclosure totaled $212,400 and $162,000 at December 31, 2009 and 2008, respectively.

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

Potential Problem Loans. At December 31, 2009, loans totaling $6,891,885 as compared to $5,269,128 for the prior year were criticized. Loans totaling $2,922,462 and $2,462,246 were classified or impaired by our internal review mechanisms as of December 31, 2009 and 2008, respectively. The results of this internal review process are considered in determining our assessment of the adequacy of the allowance for loan losses. Included in the allowance for loan losses at December 31, 2009 and 2008 was $138,942 and $456,667, respectively, related to impaired loans.

Noninterest Income and Expense

Noninterest Income. The largest component of noninterest income was service charges on deposit accounts for the year ended December 31, 2009 which totaled $142,472 as compared to $104,139 in 2008. This increase was mainly attributable to deteriorating economic conditions which increased NSF/overdraft fee income. NSF/overdraft fees on deposit accounts increased $36,938 to $125,523 for the year ending December 31, 2009 compared to $88,585 for the year ended December 31, 2008. Bankcard transaction fees increased $12,160 to $64,395 for the year ended December 31,

2009 attributable to increased transaction volume. Mortgage origination fee income totaled $28,829 for the year ended December 31, 2009 and $31,283 for the year ended December 31, 2008. Unfavorable economic and industry conditions have continued to decrease mortgage loan sales volume which has negatively impacted our mortgage origination fee income.

The following table sets forth the principal components of noninterest income for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008

Service charges on deposit accounts	$142	$104
Mortgage origination fees	29	31
Bankcard transaction fees	64	52
Other	44	51

Total noninterest income	$279	$238

Noninterest Expense. Salaries and employee benefits comprised the largest component of noninterest expense each year, totaling $1,586,007 and $1,683,528 for the years ended December 31, 2009 and 2008, respectively. Occupancy expense totaled $418,311 and $338,251 for the years ended December 31, 2009 and 2008, respectively. Increased leasehold depreciation expense resulted from the consolidation and relocation of our original main branch and the original operations center to the renovated new main branch facility in the same commercial subdivision in July 2008. Leasehold depreciation expense increased $47,242 to $109,206 from $61,964 for the year ended December 31, 2009 compared to the year ended 2008. As a result of successful brand recognition in our marketplace and management’s efforts to increase operational efficiencies in the marketing area, marketing expenses decreased $29,450 to $130,564 from $160,014 for the years ended December 31, 2009 and 2008, respectively. FDIC deposit insurance increased $94,853 to $152,810 from $57,957 for the years ended December 31, 2009 and 2008. This increase is due to the FDIC Insurance Reform Legislation that allows the FDIC to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio. In addition, $42,968 was collected for a special assessment required by the FDIC. This assessment was calculated using 5.0 basis points of the special assessment base (total assets less tier one capital) at June 30, 2009. The FDIC continues to evaluate the insurance fund level and may impose further special assessments in future quarters.

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2009 and 2008.

(Dollars in thousands)	2009	2008

Salaries and employee benefits	$1,586	$1,684
Net occupancy expense	418	338
Insurance	31	32
Advertising and marketing expense	131	160
Office supplies, stationary and printing	42	57
Data processing	300	298
Professional fees	188	187
Furniture and equipment expense	152	220
Telephone	30	60
Postage	16	15
FDIC assessment expense	153	58
OREO expense	46	42
Other	178	187

Total noninterest expense	$3,271	$3,338

Income Taxes

In September 2009, management evaluated the likelihood of recognizing the Bank’s deferred tax asset. Based on the evidence supporting this asset, it was decided to record a full valuation allowance against the asset on the Bank’s books. A deferred tax asset is created from the difference between book income using GAAP and tax earnings.

Deferred tax assets represent the future tax benefit of deductible items. The Company, under the current Internal Revenue Code, is allowed an up to five year carryback and a twenty year carryforward of these timing items. A valuation allowance is established if it is more likely than not that a tax asset will not be realized. The valuation allowance reduces the recorded deferred tax assets to net realizable value. As of December 31, 2009, we set up a valuation allowance of $1,788,548 to reflect the portion of the deferred income tax asset that is not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences projected to occur in 2009. This resulted in income tax expense of $1,245,497 for the year ended December 31, 2009. When the Company generates future taxable income, it will be able to adjust the valuation allowance. During the year ended December 31, 2008, we had recorded an income tax benefit of $251,794 based on an effective tax rate of 34%.

Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance. Loans averaged $74,518,847 and $70,663,104 in 2009 and 2008, respectively. At December 31, 2009 and 2008, total loans were $73,228,508 and $75,363,221, respectively.

The following table sets forth the composition of the loan portfolio by category at December 31, 2009 and 2008 and highlights our general emphasis on real-estate lending.

Composition of Loan Portfolio

December 31,	2009		2008
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commerical and industrial	$4,158	5.68%	$4,793	6.35%
Real estate:
Mortgage	50,106	68.40%	50,807	67.36%
Construction, land development and other land loans	18,037	24.62%	17,995	23.86%
Agriculture	174.24%		850	1.13%
Consumer	779	1.06%	984	1.30%

Total loans	$73,254	100.00%	$75,429	100.00%

Allowance for loan losses	(864)		(1,076)
Deferred loan origination fees, net	26		66

Net loans	$72,364		$74,287

The largest component of loans in our loan portfolio is real estate mortgage loans. At December 31, 2009, real estate mortgage loans totaled $50,105,621, or 68.40% of our total loan portfolio, compared to $50,806,898, or 67.36%, in 2008.

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

Residential mortgage loans totaled $27,249,379 at December 31, 2009, compared to $27,517,513 in 2008. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans which include commercial loans, other loans secured by multi-family properties and farmland totaled $22,856,242 at December 31, 2009 and $23,289,385 in 2008, respectively. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions (including rising interest rates) and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Construction, land development and other land loans totaled $18,036,885 at December 31, 2009 and $17,995,142 in 2008. The demand for this type of loan has been strong due to the amount of new development in our market area in recent years.

Commercial and industrial loans totaled $4,158,554 at December 31, 2009 and $4,793,257 in 2008 and comprised 5.68% and 6.35%, respectively, of our total portfolio.

At December 31, 2009, there was one agriculture loan totaling $174,104. The balance on this loan was $850,000 as of December 31, 2008.

Our loan portfolio also includes consumer loans. At December 31, 2009, consumer loans totaled $779,170, compared to $984,411 in 2008, and represented 1.06% and 1.30%, respectively, of the total loan portfolio on such dates.

We experienced a decrease in loans for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to loan payoffs paired with continued softening in loan demand from qualified applicants. Net loans decreased $1,923,354, or 2.6%, to $72,364,091 for the period.

Our loan portfolio reflects the diversity of our market. Our home office is located in Bluffton, South Carolina. We expanded our existing loan production office on Hilton Head Island, South Carolina, into a full-service branch in October 2007. We believe the diversity of the economy in our market creates opportunities for various types of lending. We do not engage in foreign lending. Our bank does not originate long-term conventional residential first mortgage loans. In this instance, we serve as a broker and accept mortgage applications. These applications are approved by a third-party provider and the Bank receives a mortgage brokerage fee for services performed.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for us. The following table sets forth our loans maturing within specified intervals at December 31, 2009

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

December 31, 2009		Over One
	One Year	Year Through	Over
(Dollars in thousands)	or Less	Five Years	Five years	Total

Commerical and industrial	$1,988	$2,141	$29	$4,158
Real estate-mortgage	15,664	24,344	10,098	50,106
Real estate-construction, land development and other land	9,932	7,934	171	18,037
Agriculture	174	-	-	174
Consumer and other	109	584	86	779

	$27,867	$35,003	$10,384	$73,254

Loans maturing after one year with:
Fixed interest rates				$30,728
Floating interest rates				14,659

				$45,387

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

Investments

Investment Securities. The investment securities portfolio is also a component of our total earning assets. Total securities available for sale averaged $14,028,142 in 2009 and $16,833,738 in 2008. At December 31, 2009, the securities available for sale portfolio totaled $12,775,503 and $16,388,747 in 2008. All securities designated as available for sale were recorded at market value. The entire investment securities portfolio is U.S. Government agencies.

The following table sets forth the scheduled maturities and average yields of securities available for sale at December 31, 2009.

Investment Securities Maturity Distribution and Yields

December 31, 2009	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten years		Over Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-backed Securities	-	-	-	-	$1,752	4.90%	$11,024	5.19%	$12,776	5.15%

Total	-	-	-	-	$1,752	4.90%	$11,024	5.19%	$12,776	5.15%

Nonmarketable equity securities totaled $1,003,600 and $891,200 and had a yield of .20% and 3.39% for the year ended December 31, 2009 and 2008, respectively.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “–Net Interest Income— Interest Sensitivity.”

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold and interest earning deposits with other banks, averaged $102,588 in 2009 and $356,270 in 2008. At December 31, 2009 and 2008, we had no federal funds sold. Federal funds are generally invested in an earning capacity on an overnight basis. Interest earning deposits with the Federal Home Loan Bank of Atlanta were $39,401 and $35,203 at December 31, 2009 and 2008, respectively.

Deposits and Other Interest-Bearing Liabilities

Deposits. Average total deposits totaled $65,001,828 during 2009 and $66,518,436 during 2008. At December 31, 2009, total deposits were $62,728,465 and $67,984,259 in 2008. Average interest-bearing liabilities totaled $76,551,055 in 2009 and $75,011,115 in 2008.

The following table sets forth our deposits by category as of December 31, 2009 and 2008.

Deposits

December 31,	2009		2008
(Dollars in thousands)		% of		% of
	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$9,709	15.48%	$5,739	8.44%
NOW accounts	2,767	4.41%	3,023	4.45%
Savings and money market accounts	15,781	25.16%	20,286	29.84%
Time deposits of $100 or over	19,963	31.82%	20,195	29.70%
Other time deposits	14,508	23.13%	18,741	27.57%

Total deposits	$62,728	100.00%	$67,984	100.00%

Our primary source for loans and investments is our deposits. Deposits, and particularly core deposits (which exclude certificates of deposits of $100,000 or more), have been a primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. Core deposits provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $42,765,553 at December 31, 2009 and $47,789,222 in 2008. Competition for core deposits is intense in our market and we expect the deposit competition to remain in the near future. Our loan-to-deposit ratio was 116.74% and 110.85% at December 31, 2009 and 2008, respectively.

The maturity distribution of our time deposits over $100,000 at December 31, 2009, is set forth in the following table:

Maturities of Certificates of Deposit of $100,000 or More

(Dollars in thousands)	Within Three Months	Over Three Through Six Months	Over Six Through Twelve Months	Greater Than Twelve Months	Total

Certificates of deposit of $100 or more	$5,810	$4,974	$7,688	$1,491	$19,963

Of our time deposits over $100,000, 29.10% had scheduled maturities within three months, 24.92% had maturities after three through six months, 38.51% had maturities after six through twelve months and 7.47% had maturities greater than twelve months. Large certificate of deposit customers may be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. At December 31, 2009, $2,737,938 of our time deposits over $100,000 were Certificate of Deposit Account Registry Service (“CDARS”) One-Way Buy deposits and CDARS reciprocal deposits. There were no CDARS deposits as of December 31, 2008. There were no public deposits as of December 31, 2009. At December 31, 2008, $3,700,000 of our time deposits over $100,000 were public deposits secured by pledged investments.

Other Borrowings. The following table summarizes our borrowings for the year ended December 31, 2009. At December 31, 2009, there were $17,500,000 in advances from the Federal Home Loan Bank of Atlanta. There were borrowings totaling $16,500,000 from the Federal Home Loan Bank as of December 31, 2008. These advances are discussed in the footnotes to the financial statements and are secured by a portion of our investment portfolio, our investment in Federal Home Loan Bank stock and certain commercial and residential loans, including lines of credit. Federal funds are secured and unsecured short-term borrowings from other financial institutions that mature daily. There were no federal funds purchased as of December 31, 2009. There were $236,500 federal funds purchased as of December 31, 2008. We have also utilized short-term borrowings from the Federal Reserve discount window which are secured by a portion of our lot loan portfolio and a portion of our investment portfolio. There were two short-term Federal Reserve discount window advances totaling $2,000,000, secured by our lot loan portfolio, as of December 31, 2009. There were no Federal Reserve discount window advances as of December 31, 2008.

(Dollars in thousands)	Maximum Outstanding at any Month End	Average Balance	Weighted Average Interest Rate	Balance December 31,	Interest Rate at December 31,

Advances from the Federal Home Loan Bank	$18,500	$18,292	3.11%	$17,500	3.07%

Federal funds purchased	2,539	406.55%		-	-

Federal Reserve advances	2,000	286.50%		2,000.50%

Capital

Total shareholders’ equity increased $35,222 to $10,005,226 as of December 31, 2009 from $9,970,004 as of December 31, 2008. The increase is attributable to $1,985,000 in preferred stock capital proceeds from the TARP Capital Purchase Program, net of offering costs, by $879,609 in common stock capital proceeds, net of offering costs and refund of fractional shares, by $113,626 for stock-based compensation expense offset by the net loss for the period of $2,938,480 and by $4,533 related to the net unrealized losses on securities. The net loss included $1,245,497 in income tax expense recorded when the Company recorded a full valuation allowance against its deferred tax asset. Although the Company wrote off the majority of its deferred tax asset in 2009, the Bank has always excluded this asset in its risk-based capital calculations.

Analysis of Capital and Capital Ratios

December 31,	2009	2008
(Dollars in thousands)
Tier 1 capital	$7,471	$8,099
Tier 2 capital	830	873

Total qualifying capital	$8,301	$8,972

Risk-adjusted total assets (including off-balance-sheet-exposures)	$66,353	$69,648

Tier 1 risk-based capital ratio	11.26%	11.63%
Total risk-based capital ratio	12.51%	12.88%
Tier 1 leverage ratio	8.23%	8.61%

As stated previously, we commenced a private placement offering of shares of common stock to certain accredited investors, including members of our board of directors during the third quarter of 2009. In the offering, which concluded on October 19, 2009, we sold 151,570 shares of common stock at $6.00 per share and received net proceeds, after offering costs, of $879,609.

We also elected to participate in the TARP Capital Purchase Program under EESA. Because of the capital we raised during our initial offering and during our private placement offering and we are still a relatively new enterprise, our capital ratios are significantly above the well-capital designation as shown in the above table. However, given the current economic conditions and the impact of credit risk as well as any future capital needs, the board of directors and management concluded that it was prudent for us to participate. The maximum amount of capital for which we were preliminarily approved was $2,003,000 and we elected to participate in the program by selling Treasury preferred stock for the sum of $2,000,000. We intend to deploy the capital received through the TARP Capital Purchase Program during 2010 and subsequent years to support the capital needs of small-to-medium sized business owners in the Beaufort and Jasper County areas and to strengthen the Bank’s capital levels.

On December 29, 2009, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with Treasury dated December 29, 2009, pursuant to which we issued and sold (i) 2,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase 98 shares of the Company’s Fixed Rate Cumulative Perpetual Stock, Series B, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), at an initial exercise price of $0.01, for an aggregate purchase price of $2,000,000 in cash. The Warrant was immediately exercised.

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by the Company’s board of directors. The Series A Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series A Preferred Stock is generally non-voting.

The Company may redeem the Series A Preferred Stock at par after December 29, 2013. Prior to this date, the Company may redeem the Series A Preferred Stock at par if (i) the Company has raised aggregate gross proceeds in one or more Qualifying Equity Offerings (as defined in the Purchase Agreement) in excess of approximately $500,000, and (ii) the aggregate redemption price does not exceed the aggregate gross proceeds from such Qualified Equity Offerings. Any redemption is subject to the Board of Governors of the Federal Reserve System. However, pursuant to the terms of the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) the Company may, upon consultation with its primary federal regulator, repay the amount received for the Series A Preferred Stock at any time, without regard to whether the Company has replaced such funds from any source or to any waiting period. Upon repayment of the amount received for the Series A Preferred Stock, the Company may also redeem the Series B Preferred Stock issued pursuant to the Warrant in accordance with the Recovery Act and any rules and regulations thereunder.

Immediately following the issuance of the Series A Preferred Stock and the Warrant, the Treasury exercised its rights under the warrant and received 98 shares of Series B Preferred Stock, with a liquidation preference of $98,000. Cumulative dividends on the Series B Preferred Stock will accrue on the liquidation preference at a rate of 9% per annum, but will be paid only if, as, and when declared by the Company’s board of directors. The Series B Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series B Preferred Stock is generally non-voting. Pursuant to the terms of the Recovery Act, the Company may, upon consultation with its primary regulator, repay the amount received for the Series B Preferred Stock at any time after the redemption of the Series A Preferred Stock, without regard to whether the Company has replaced such funds from any source or to any waiting period.

Prior to December 13, 2012, unless we have redeemed the Series A Preferred Stock and the Series B Preferred Stock or the Treasury has transferred the Series A Preferred Stock and the Series B Preferred Stock to a third party, the consent of the Treasury will be required for us to declare or pay any dividend or make any distribution on our common stock. Prior to December 29, 2019, unless we have redeemed the Series A Preferred Stock and the Series B Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock and the Series B Preferred Stock to a third party, the consent of the Treasury will be required for us to redeem, purchase or acquire any shares of our common stock or other equity or capital securities of the Company or our subsidiary, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

The Series A Preferred Stock and the Series B Preferred Stock were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of the Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Series A Preferred Stock or the Series B Preferred Stock may be deposited and depository shares, representing fractional shares, of Series A Preferred Stock or Series B Preferred Stock, as applicable, may be issued. Neither the Series A Preferred Stock nor the Series B Preferred Stock is subject to any contractual restrictions on transfer.

The Series A and Series B Preferred Stock is treated as Tier 1 capital.

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2009, we had issued commitments to extend credit of $9,794,393 through various types of lending arrangements. There were also $212,073 outstanding commercial letters of credit at December 31, 2009.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2009.

(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total

Unused commitments to extend credit	$746	$5,274	$1,256	$2,730	$10,006

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. A significant portion of the unfunded commitments relate to consumer equity lines of credit and commercial lines of credit. Based upon historical experience, we anticipate that a portion of these lines of credit will not be funded.

Except as disclosed in this document, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2009 as included in Item 7 of this annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities. These accounting policies are considered to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and results of operations.

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

At December 31, 2009, our liquid assets, consisting of cash and due from banks amounted to $4,402,201 or 4.75% of total assets. Our investment securities available for sale at December 31, 2009 totaled $12,775,503 or 13.77% of total assets. Unpledged investment securities of $6,785,381 at December 31, 2009 traditionally provide a secondary source of liquidity since they can be converted to cash in a timely manner. At December 31, 2009, $5,990,122 of our investment securities were pledged as collateral for Federal Home Loan Bank borrowings.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits and through the liquidation of temporary investments. In addition, we will receive cash upon the payments, maturities and sales of loans and investments. As discussed in Note 17 in the consolidated financial statements, the Company has the ability to obtain additional federal funds in the amount of $3,770,000 as of December 31, 2009. In addition, the Company has the ability to borrow additional funds from the Federal Home Loan Bank of $923,728, as of December 31, 2009, based upon existing pledged investment and loan collateral. At December 31, 2009, an additional $5,310,000 of credit was also available to the Bank upon the receipt of additional collateral pledged to the Federal Home Loan Bank. At December 31, 2009, the Company also had $6,481,400 available for short term advances at the Discount Window with the Federal Reserve Bank of Richmond. We believe that our existing base of core deposits, along with growth in our deposit base and borrowing capacity, will enable us to successfully meet our long term liquidity needs.

Impact of Inflation

The effect of relative purchase power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with accounting principles generally accepted in the United States of America.

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

	2009	2008

Return on average assets	(3.14%)	(.53%)
Return on average equity	(32.64%)	(5.28%)
Average equity to average assets ratio	9.62%	10.11%

Item 8 – Financial Statements

ATLANTIC BANCSHARES, INC.

Consolidated Financial Statements

and

Report of Independent Registered Public Accounting Firm

December 31, 2009 and 2008

ATLANTIC BANCSHARES, INC.

Elliott Davis, LLC

1901 Main Street, Suite 1650

PO Box 2227

Columbia, South Carolina 29202-2227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Atlantic Bancshares, Inc.

Bluffton, South Carolina

We have audited the accompanying consolidated balance sheets of Atlantic Bancshares, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Bancshares, Inc. and Subsidiary, at December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Atlantic Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

s/Elliott Davis, LLC

Elliott Davis, LLC

Columbia, South Carolina

March 29, 2010

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,402,201	$577,915

Total cash and cash equivalents	4,402,201	577,915

Securities available for sale	12,775,503	16,388,747
Nonmarketable equity securities	1,003,600	891,200

Loans receivable	73,228,508	75,363,221
Less allowance for loan losses	(864,417)	(1,075,776)

Loans, net	72,364,091	74,287,445

Accrued interest receivable	317,257	319,048
Premises, furniture and equipment, net	985,960	1,177,974
Other assets	897,377	1,700,868

Total assets	$92,745,989	$95,343,197

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$9,708,565	$5,739,451
Interest-bearing transaction accounts	2,767,108	3,023,016
Savings and money market	15,781,257	20,285,985
Time deposits $100,000 and over	19,962,912	20,195,037
Other time deposits	14,508,623	18,740,770

Total deposits	62,728,465	67,984,259

Advances from Federal Home Loan Bank	17,500,000	16,500,000
Federal funds purchased	-	236,500
Advances from Federal Reserve Bank	2,000,000	-
Accrued interest payable	212,107	290,791
Other liabilities	300,191	361,643

Total liabilities	82,740,763	85,373,193

Commitments and contingencies (Notes 13 and 16)

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized;
Series A, 2,000 shares issued and outstanding	1,878,008	-
Series B, $1,000 stated value; 98 shares issued and outstanding	106,992	-
Common stock, no par value, 10,000,000 shares authorized;
1,403,147 and 1,251,577 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	12,861,731	11,982,122
Capital surplus	385,432	271,806
Accumulated other comprehensive income	380,532	385,065
Deficit	(5,607,469)	(2,668,989)

Total shareholders’ equity	10,005,226	9,970,004

Total liabilities and shareholders’ equity	$92,745,989	$95,343,197

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Operations

For the years ended December 31, 2009 and 2008

	2009	2008
Interest income:
Loans, including fees	$4,517,186	$4,847,642
Securities, available for sale, taxable	717,445	910,359
Nonmarketable equity securities	2,014	24,846
Federal funds sold	118	2,291
Interest bearing deposits with other banks	60	4,557

Total	5,236,823	5,789,695

Interest expense:
Time deposits $100,000 and over	618,689	669,038
Other deposits	789,345	1,633,378
Other borrowings	571,862	490,958

Total	1,979,896	2,793,374

Net interest income	3,256,927	2,996,321

Provision for loan losses	1,958,300	637,200

Net interest income after provision for loan losses	1,298,627	2,359,121

Noninterest income:
Service fees on deposit accounts	142,472	104,139
Residential mortgage origination fees	28,829	31,283
Other income	108,225	102,589

Total noninterest income	279,526	238,011

Noninterest expenses:
Salaries and employee benefits	1,586,007	1,683,528
Net occupancy	418,311	338,251
Professional fees	187,816	186,844
Marketing	130,564	160,014
Furniture and equipment	151,670	220,191
Data processing and related costs	299,712	298,046
FDIC assessments	152,810	57,957
Other operating	344,246	392,921

Total noninterest expenses	3,271,136	3,337,752

Loss before income tax expense (benefit)	(1,692,983)	(740,620)

Income tax expense (benefit)	1,245,497	(251,794)

Net loss	$(2,938,480)	$(488,826)

Net accretion of preferred stock to redemption value	-	-
Preferred stock dividends accrued	-	-

Net loss available to common shareholders	$(2,938,480)	$(488,826)

Basic loss per common share	$(2.28)	$(.39)

Diluted loss per common share	$(2.28)	$(.39)

Average common shares outstanding	1,290,196	1,251,577

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the years ended December 31, 2009 and 2008

	Common Stock		Preferred Stock		Additional Paid-in		Accumulated other comprehensive	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	income	Equity (deficit)

Balance, December 31, 2007	1,251,577	$11,982,122	-	$-	$159,781	$(2,180,163)	$20,518	$9,982,258

Net loss	-	-	-	-	-	(488,826)	-	(488,826)
Other comprehensive loss, net of taxes of $187,796	-	-					364,547	364,547

Total comprehensive loss								(124,279)

Stock based compensation	-	-	-	-	112,025	-	-	112,025

Balance, December 31, 2008	1,251,577	$11,982,122	-	$-	$271,806	$(2,668,989)	$385,065	$9,970,004

Issue Series A preferred stock, net of offering costs of $15,000, at discount	-	-	2,000	1,878,008	-	-	-	1,878,008

Issue Series B preferred stock at a premium	-	-	98	106,992	-	-	-	106,992
Proceeds from issuance of common stock, net of offering costs of $29,811	151,573	879,627	-	-	-	-	-	879,627

Cash paid for fractional shares	(3)	(18)	-	-	-	-	-	(18)

Net loss	-	-	-	-	-	(2,938,480)	-	(2,938,480)
Other comprehensive income, net of taxes of $2,334	-	-	-	-	-	-	(4,533)	(4,533)

Total comprehensive loss								(2,943,013)

Stock based compensation	-	-	-	-	113,626	-	-	113,626

Balance, December 31, 2009	1,403,147	$12,861,731	2,098	$1,985,000	$385,432	$(5,607,469)	$380,532	$10,005,226

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(2,938,480)	$(488,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,958,300	637,200
Gain on sale of repossessed assets	(600)	-
Write off of other real estate owned	41,100	29,287
Depreciation and amortization expense	196,815	195,418
Loss on sale of fixed assets	-	12,110
Accretion on securities available for sale	(51,547)	(100,627)
Stock-based compensation expense	113,626	112,025
Deferred income tax benefit	(537,866)	(251,795)
Deferred tax valuation allowance	1,783,363	-
Decrease in interest receivable	1,791	50,727
(Decrease) increase in interest payable	(78,684)	93,939
Increase in other assets	(391,606)	(45,312)
(Decrease) increase in other liabilities	(59,118)	33,974

Net cash provided by operating activities	37,094	278,120

Cash flows from investing activities:
Net increase in loans receivable	(130,546)	(10,029,324)
Purchase of premises, furniture and equipment	(4,801)	(988,375)
Proceeds from sales of fixed assets	-	325
Proceeds from sales of repossessed assets	4,700	-
Purchase of securities available for sale	-	(8,436,871)
Repayments, maturities and calls of securities available for sale	3,657,924	6,300,210
Purchase of nonmarketable equity securities	(112,400)	(730,300)
Repayments of nonmarketable equity securities	-	157,500

Net cash provided (used) by investing activities	3,414,877	(13,726,835)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, interest-bearing transaction accounts and savings accounts	(791,522)	2,830,694
Net (decrease) increase in certificate of deposit and other time deposits	(4,464,272)	1,667,438
Net decrease in federal funds purchased	(236,500)	(3,601,700)
Net increase in advances from the Federal Reserve Bank	2,000,000	-
Net increase in FHLB advances	1,000,000	11,500,000
Proceeds from issuance of preferred stock, net of stock issuance costs	1,985,000	-
Proceeds from issuance of common stock, net of stock issuance costs	879,609	-

Net cash provided by financing activities	372,315	12,396,432

Net increase (decrease) in cash and cash equivalents	3,824,286	(1,052,283)

Cash and cash equivalents, beginning of the period	577,915	1,630,198

Cash and cash equivalents, end of the period	$4,402,201	$577,915

Cash paid for:
Interest	$2,058,580	$2,699,435

Income taxes	$-	$-

Supplemental disclosures of noncash activities:
Other assets and real estate acquired in settlement of loans	$95,600	$582,427

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

While management does use available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Beaufort County region of South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company has a concentration of construction, land and land development loans which totaled $18,036,885 at December 31, 2009, representing 180% of total equity and 25% of net loans receivable. Within this loan category, the collateral, purpose and structure of the loans vary substantially. Historically, economic growth and a low interest rate environment have created opportunities for land acquisition and development activities in the Company’s market area. During fiscal year 2008 and 2009, adverse changes in such factors slowed the absorption of developing projects and moderated market values of land and developed lots. Management continues to monitor this concentration of credit risk at this time and has considered this concentration in its evaluation of the allowance for loan losses. As of December 31, 2009, the Company identified four impaired loans totaling $725,644 related to this concentration. The Company experienced losses related to this identified risk totaling $334,915 and $22,729 during the years ended December 31, 2009 and 2008, respectively. Management is not aware of any other concentrations of loans to classes of borrowers or industries that would be similarly affected by these economic conditions.

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

Nonmarketable Equity Securities - Nonmarketable equity securities consist of the cost of the Company’s investment in the stock of Federal Home Loan Bank of Atlanta. This stock has no quoted market value and no ready market for it exists. The Company has determined it is not practicable to estimate the fair value of these investments and, accordingly, uses cost as fair value. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2009 and 2008, the Company’s investment in Federal Home Loan Bank stock was $1,003,600 and $891,200, respectively. Dividends are recognized when paid by the Federal Home Loan Bank.

Loans Receivable - Loans are stated at their unpaid principal balance adjusted for unamortized premiums and unearned discounts and deferred loans fees and costs. Interest income is computed based upon the unpaid principal balance and is recorded in the period earned.

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

Loans are charged off when the amount of loss is reasonably quantifiable and the loss is likely to occur. Interest payments received after a loan is placed in nonaccrual are applied as a principal reduction until such time as the loan is returned to accrual status. Generally, loans are returned to accrual status when the loan is brought current and the ultimate collectability of principal and interest is no longer in doubt. The amount of unrecognized interest income on nonaccrual loans at December 31, 2009 and 2008 is $91,703 and $56,324, respectively.

Impairment of a loan is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. A specific reserve, if deemed necessary, is set up for each impaired loan. Accrual of interest income on impaired loans is suspended when, in management’s judgment, doubt exists as to the collectability of principal and interest. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. If amounts are received on impaired or restructured loans for which the accrual of interest has been discontinued, a determination is made as to whether payments received should be recorded as a reduction of the principal balance or as interest income depending on management’s judgment as to the collectability of principal. The loan is returned to accrual status when, in management’s judgment, the borrower has demonstrated the ability to make periodic interest and principal payments on a timely basis.

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

Other Real Estate Owned – Other real estate owned includes real estate acquired through foreclosure and by deed in lieu of foreclosure. Other real estate owned is initially recorded at the lower of fair value less estimated selling costs or cost. Any write-downs at the dates of transfer are charged to the allowance for loan losses. Expenses to maintain such assets, subsequent write-downs, and gains and losses on disposal are included in other expense.

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carry forward.

The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon an audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain tax positions have been recorded.

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

Loss Per Share - Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Dilutive loss per share is computed by dividing net loss by the weighted average number of common shares and potential common shares outstanding. Potential common share equivalents consist of stock options and warrants determined using the treasury stock method and the average market price of the common stock. At December 31, 2009 and 2008, there were no dilutive stock options or warrants.

Stock-Based Compensation - Compensation expense is recognized in the consolidated statement of operations under the fair value provisions of the accounting literature. There were no stock option awards granted in 2009.

In calculating the compensation expense for stock options, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions was used for grants in 2008: dividend yield of 0 percent; expected volatility of 20.57% based on forecasted future volatility because there is limited historical data available; risk-free interest rates that range from 3.17% to 3.20% based on a risk free rate of return corresponding to the estimated life of the option; and expected life of 7.50 years using the “simplified method” because there is no historical data available. For purposes of this calculation, compensation expense is recognized on a straight-line basis over the vesting period.

The Company’s shareholder approved stock option plan provides for stock options to be granted primarily to directors, officers, and key employees. Options granted under the stock option plan may be incentive stock options or non-incentive stock options. Stock option awards are generally granted with an exercise price equal to, or in excess of, the market price of the Company’s shares at the date of grant. Options vest ratably over a five-year period and expire after ten years from the date of grant. Stock option awards provide for accelerated vesting if there is a change in control, as defined in the stock option plan. The remaining shares of stock reserved under the option plan at December 31, 2009 amounted to approximately 158,002 shares.

The Company intends to issue authorized but previously unissued shares to satisfy option exercises.

Comprehensive Income – Accounting principles generally require that recognized income, expense, gains, and losses be recorded in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company’s financial statements.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were previously available. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the guidance to have any impact on the Company’s financial position.

An update was issued in October, 2009 to provide guidance requiring companies to allocate revenue in multi-element arrangements. Under this guidance, products or services (deliverables) must be accounted for separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.

In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

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

Reclassifications – Certain captions and amounts in the 2008 financial statements were reclassified to conform with the 2009 presentation, with no effect on net loss or equity.

NOTE 2 – CASH AND DUE FROM BANKS

At December 31, 2009 and 2008, the Company is not required to maintain cash balances with its correspondent banks to cover cash letter transactions.

NOTE 3 – INVESTMENT SECURITIES

The amortized costs and fair value of investment securities available for sale are as follows for the years ended December 31:

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$12,198,939	$576,564	$-	$12,775,503

Total investment securities	$12,198,939	$576,564	$-	$12,775,503

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$15,805,316	$583,431	$-	$16,388,747

Total investment securities	$15,805,316	$583,431	$-	$16,388,747

The amortized costs and fair values of investment securities available for sale at December 31, 2009 and 2008, by contractual maturity, are shown below. Mortgage-backed securities are included in the maturity schedule below. The maturities related to these mortgage-backed securities have been allocated based on their scheduled repayment terms. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations with or without call or prepayment penalties.

	2009		2008

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due after five through ten years	1,667,365	1,751,361	1,212,701	1,280,047
Due after ten years	10,531,574	11,024,142	14,592,615	15,108,700

Total investment securities	$12,198,939	$12,775,503	$15,805,316	$16,388,747

The Company sold no investment securities in 2009 or 2008. Accordingly, no gains or losses were recorded. At December 31, 2009 and 2008, securities with a market value of approximately $7,127,660 and $11,520,313, respectively, were specifically pledged as available collateral for various lines of credit and advance capacity with correspondent banks. Of the available and pledged investment securities, $5,990,122 and $3,727,924, respectively, were actually required as collateral for disbursed lines of credit and advances with correspondent banks as of December 31, 2009 and 2008. At December 31, 2008, securities with a market value of approximately $4,638,464 were pledged as collateral for public deposits in accordance with the collateral agreement. No securities were pledged as collateral for public deposits as of December 31, 2009.

The Company had no unrealized losses on investments as of December 31, 2009 and 2008. None of the Company’s securities were considered impaired as of December 31, 2009 or 2008.

NOTE 4 – LOANS RECEIVABLE

The composition of net loans by major loan categories is as follows for the years ended December 31:

	2009	2008
Real estate:
Mortgage	$50,105,621	$50,806,898
Construction, land and land development	18,036,885	17,995,142

Total real estate loans	68,142,506	68,802,040

Commercial and industrial	4,158,554	4,793,257
Consumer and other	779,170	984,411
Agriculture	174,104	850,000
Deferred origination fees, net	(25,826)	(66,487)

Gross loans receivable	73,228,508	75,363,221
Less allowance for loan losses	(864,417)	(1,075,776)

Loans receivable, net	$72,364,091	$74,287,445

The Company has pledged certain loans as collateral to secure its borrowings from the Federal Home Loan Bank of Atlanta. The total of loans pledged was $36,876,582 and $25,065,657 as of December 31, 2009 and 2008, respectively.

Nonaccrual loans totaled $1,337,119 and $1,639,002 at December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, interest income which would have been recorded would have been $91,703 and $56,324, respectively, had nonaccruing loans been current in accordance with their original terms. Additionally, as of December 31, 2009, the Bank had no loans ninety days or more past due and still accruing interest. As of December 31, 2008, the Bank had one loan totaling $31,363 which was ninety days or more past due and still accruing interest.

At December 31, 2009, the Bank had twenty-two loans to nineteen borrowers that were impaired totaling $2,922,462. Fifteen of these loans totaling $2,737,456 are secured by real estate, three loans totaling $42,745 are secured by automobiles, one loan totaling $54,846 is secured by business assets including accounts receivable, inventory, furniture, fixtures and equipment and three loans totaling $87,415 are unsecured. Nine of these impaired loans to eight borrowers were performing troubled debt restructured loans totaling $1,215,535 for which $49,647 in specific reserve has been set aside. Additionally, two non performing impaired loans to two borrowers were troubled debt restructured loans totaling $471,163 for which $55,000 has been specifically reserved

At December 31, 2008, the Bank had fifteen loans to eleven borrowers that were impaired totaling $2,462,246. Nine of these loans totaling $2,206,339 are secured by real estate, three loans totaling $45,607 are secured by automobiles, one loan totaling $172,640 is secured by business assets including accounts receivable, inventory, furniture, fixtures and equipment and two loans totaling $37,660 are unsecured. Three of these impaired loans to one borrower were performing troubled debt restructured loans totaling $414,369 for which no specific reserve has been set aside. There were no non performing impaired loans that were troubled debt restructured loans as of December 31, 2008.

Included in the allowance for loan losses at December 31, 2009 and December 31, 2008 was $138,942 and $456,667, respectively, of specific reserves related to impaired loans. The average recorded investment in impaired loans for the year ended December 31, 2009 and December 31, 2008 was $2,650,260 and $1,483,392, respectively. The Bank recognized interest income totaling $175,547 and $86,532 related to impaired loans during fiscal 2009 and 2008, respectively.

Under current Federal Reserve regulations, the Bank is limited to the amount it may loan to the Company. Loans made by the Bank may not exceed 10% and loans to all affiliates may not exceed 20% of the Bank’s capital, surplus and undivided profits, after adding back the allowance for loan losses. There were no loans outstanding between the Bank and the Company at December 31, 2009 and 2008.

The composition of gross loans by rate type is as follows for the years ended December 31:

	2009	2008

Variable rate loans	$27,863,364	$26,752,383
Fixed rate loans	45,390,970	48,677,325
Deferred origination fees, net	(25,826)	(66,487)

Gross loans	$73,228,508	$75,363,221

The allowance for loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off. The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year.

Transactions in the allowance for loan losses for the years ended December 31 are summarized below:

	2009	2008

Balance, beginning of year	$1,075,776	$677,850
Provision charged to operations	1,958,300	637,200
Charge-offs	(2,206,511)	(239,412)
Recoveries	36,852	138

Balance, end of year	$864,417	$1,075,776

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows at December 31:

	2009	2008

Leasehold improvements	$1,041,832	$1,041,832
Furniture and equipment	662,016	657,214
Accumulated depreciation	(717,888)	(521,072)

Total property and equipment	$985,960	$1,177,974

Depreciation expense for the years ended December 31, 2009 and 2008 was $196,815 and $195,418, respectively.

NOTE 6 - DEPOSITS

At December 31, 2009 the scheduled maturities of certificates of deposit are as follows:

2010	$27,867,356
2011	5,111,800
2012	1,431,135
2013	6,244
2014	55,000

$34,471,535

Included in the maturity schedule is $5,424,000 of brokered deposits with a weighted average interest rate at December 31, 2009 of 3.39%.

Included in the maturity schedule is $2,771,528 of Certificate of Deposit Account Registry Service (“CDARS”) deposits with a weighted average interest rate of December 31, 2009 of .79%. There is one six month reciprocal CDARS deposit totaling $255,340 scheduled to mature on February 18, 2010 at 1.69%.

Also included in the maturity schedule is $2,478,794 of internet deposits raised through the Bank’s subscription to Qwickrate. These deposits have a maturity ranging from 12 to 36 months and a weighted average rate of 1.89%.

NOTE 7 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

As of December 31, 2009 and 2008, the Bank had advances from the Federal Home Loan Bank of Atlanta in the amount of $17,500,000 and $16,500,000, respectively. Federal Home Loan Bank advances are collateralized by pledged Federal Home Loan Bank stock, certain commercial and residential loans, including home equity lines of credit and by a portion of our investment portfolio. The $5,000,000 advance whose scheduled maturity is November 29, 2017 pays interest quarterly and contains conversion options. The remaining advances have fixed interest rates, bullet maturities, pay interest monthly and do not have conversion options. All Federal Home Loan Bank advances are subject to prepayment penalties.

Federal Home Loan Bank advances as of December 31:

Maturity	Rate	2009	2008

11/30/2009	3.3400%	-	1,000,000
01/25/2010	1.1400%	2,000,000	-
03/12/2010	2.6400%	5,000,000	5,000,000
05/28/2010	3.5800%	1,000,000	1,000,000
05/31/2011	3.9300%	1,000,000	1,000,000
07/11/2011	3.6675%	1,000,000	1,000,000
07/10/2012	3.8990%	1,000,000	1,000,000
09/12/2012	3.7000%	750,000	750,000
09/12/2013	3.8500%	750,000	750,000
11/29/2017	3.4840%	5,000,000	5,000,000

Total advances from Federal Home Loan Bank		$17,500,000	$16,500,000

NOTE 8 – ADVANCES FROM THE FEDERAL RESERVE BANK

As of December 31, 2009, the Bank had two short term, maturities of 28 days or less, advances from the Federal Reserve Bank in the amount of $2,000,000. These advances are collateralized by lot loans. The rate on the advances from the Federal Reserve Bank Discount Window is the Federal Reserve Discount Window rate. Advances from the Federal Reserve Bank Discount Window are not subject to prepayment penalties. The Bank’s discount window borrowing capacity, based upon lendable collateral, totaled $8,481,400 and $6,903,991 as of December 31, 2009 and December 31, 2008, respectively. Certain lot loans and a portion of the investment portfolio comprise the lendable collateral available for Federal Reserve Bank advances for the year ended December 31, 2009. As of December 31, 2008, the Bank’s lendable collateral included certain lot loans only. There were no Federal Reserve Bank advances outstanding as of December 31, 2008.

Federal Reserve Bank advances as of December 31:

Maturity	Rate	2009	2008

01/27/2010	.50%	1,000,000	-
01/28/2010	.50%	1,000,000	-

Total advances from Federal Reserve Bank		$2,000,000	$-

NOTE 9 - STOCK COMPENSATION PLAN

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

The Company has also granted a total of 49,250 stock options to its employees. These options vest over a five year period. Years will be measured from the grant dates. There were no stock options granted, exercised or forfeited in 2009. Of the total employee stock options issued, 23,500 were granted in 2008. The outstanding options have an exercise price of $8.85 to $11 per share and terminate ten years after the date of grant. The weighted average grant date fair value was $8.85 per share in 2008. No options have been exercised. Of the total employee stock options issued, 17,000 have been forfeited including 1,000 forfeited in 2008. As of December 31, 2009 there was $102,001 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.01 years. The total fair value of the shares vested during the years ended December 31, 2009 and 2008 was $62,657 and $60,916, respectively.

A summary of the status of the Company’s stock options as of December 31, and changes during the year are presented below:

	2009		2008

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1,	92,313	$9.78	69,813	$10.11
Granted	-	-	23,500	8.85
Exercised	-	-	-	-
Forfeited	-	-	(1,000)	11.00
Expired	-	-	-	-

Outstanding at December 31,	92,313	$9.78	92,313	$9.78

At December 31, 2009 and 2008, 44,638 and 26,175 of these options were exercisable.

The following table summarizes information about the stock options outstanding under the Company’s stock option plan at December 31, 2009:

	Outstanding	Exercisable

Number of options	92,313	44,638
Weighted average remaining life	7.00 years	6.74 years
Weighted average exercise price	$ 9.78	$ 9.94
High exercise price	$ 11.00	$ 11.00
Low exercise price	$ 8.85	$ 8.85
Aggregate intrinsic value	$ 0.00	$ 0.00

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2009	66,138	3.15
Granted	-	-
Vested	(18,463)	3.19
Forfeited	-	-

Nonvested at December 31, 2009	47,675	3.14

NOTE 10 - STOCK WARRANTS

The organizers of the Company received stock warrants giving them the right to purchase one share of common stock for every share they purchased in the initial offering of the Company’s common stock up to 10,000 shares at a price of $10 per share. A total of 80,000 warrants were granted in 2006. The warrants vest over a five year period. All unexercised organizer warrants expire on the tenth anniversary of the opening date of the Bank, subject to earlier termination in certain circumstances pursuant to individual stock warrant agreements. There were no warrants granted, exercised or forfeited in 2009 or 2008.

At December 31, 2009 and 2008, 48,000 and 32,000 warrants were exercisable, respectively.

NOTE 11 - INCOME TAXES

Income tax benefit for the years ended December 31, is summarized as follows:

	2009	2008

Current portion
Federal	$-	$-
State	-	-

Total current	-	-

Deferred income tax provision (benefit)	1,243,163	(63,998)

Income tax expense (benefit)	1,243,163	(63,998)

Income tax expense (benefit) is allocated as follows:
To continuing operations	1,245,497	(251,794)
To shareholders’ equity	(2,334)	187,796

Income tax expense (benefit)	$1,243,163	$(63,998)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	2009	2008

Deferred tax assets:
Allowance for loan losses	$56,518	$299,802
Net operating loss carryforward	1,546,508	790,164
Organizational and start-up costs	182,163	198,734
Accumulated depreciation	-	-
Other	55,994	56,207

New jobs tax credit carryforwards	85,800	57,750

Gross deferred tax assets	1,926,983	1,402,657

Valuation allowance	1,788,548	-

Total deferred tax assets	138,435	1,402,657

Deferred tax liabilities:
Accumulated depreciation	999	21,520
Unrealized gain on securities available for sale	196,032	198,366
Net capitalized loan costs and fees	22,888	12,909
Prepaid expenses	24,367	32,550
Total deferred tax liabilities	244,286	265,345

Net deferred tax (liabilities) assets	$(105,851)	$1,137,312

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. During the year ended December 31, 2009, management has recorded a partial valuation allowance in the amount of $1,788,548 associated with deferred tax assets from continuing operations. The decision was made to record the valuation allowance in consideration of the lack of an established earnings history. Based on management’s projections, the remaining net deferred tax asset will be recognized.

The Company has a net operating loss for Federal income tax purposes of $4,523,614 as of December 31, 2009. This net operating loss begins to expire in the year 2026.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2009 and 2008 to income before income taxes follows:

	2009	2008

Tax benefit at a statutory rate	$(575,614)	$(251,811)
Stock-based compensation	38,633	38,089
Other	(6,070)	(38,072)
Valuation allowance	1,788,548	-

Income tax expense (benefit)	$1,245,497	$(251,794)

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. The Company’s policy is to classify any interest or penalties recognized as interest expense or noninterest expense, respectively. Years ended December 31, 2006 through December 31, 2008 remain open for audit for all major jurisdictions.

NOTE 12 – BENEFIT PLAN

Effective October 9, 2009, the Company suspended its matching contribution for a defined contribution plan established during fiscal 2007. The plan covers substantially all employees. Prior to October 9, 2009, the Company had contributed a matching contribution of 100% of employee salary deferral contributions up to 3% of salary, plus 50% of employee salary deferral contributions from 3% to 5% of salary for the plan year.

Matching contribution expense was $34,802 and $49,762 for fiscal 2009 and 2008, respectively.

NOTE 13 - LEASES

The Company has entered into various lease agreements which are more fully described below.

On January 1, 2007, the Company opened a loan production office on Hilton Head Island, South Carolina. This location was converted to a full-service branch on October 26, 2007. The leased facility was sold in August 2007 to a limited liability corporation owned primarily by directors of the Company. The Company entered into a new lease agreement beginning August 1, 2007 for a minimum of ten years. The lease agreement provides for two ten year renewal terms. Monthly rental expense for the first two years of the lease is $2,000. At the end of the second year of the initial term, and at the end of each subsequent two year period and of any renewal term of this lease, the base rent may be adjusted according to the provisions in the lease. There were no adjustments to monthly rental expense for the year ended December 31, 2009.

The Company has assumed liability for a lease agreement for an automobile. The lease terms call for monthly payments of $400. On January 3, 2008, this lease was extended for an additional year with the same lease payment, terms and conditions contained in the original agreement. On August 21, 2008, the Company exchanged the leased automobile and entered into a new lease agreement on the new automobile. The lease terms call for monthly payments of $400 and expire on August 20, 2011.

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

Rental expense for the year ending December 31, 2009 totaled $238,501. Rental expense for the year ending December 31, 2008 totaled $220,934.

Under these assumptions, minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year for each of the next five years in the aggregate are:

2010	$189,897
2011	$144,979
2012	$145,454
2013	$149,097
2014	$152,856

NOTE 14 – SHAREHOLDERS’ EQUITY

Common Stock. During the third quarter of 2009, the Company commenced a private placement offering of shares of common stock to certain accredited investors, including members of our board of directors. In the offering, which concluded on October 19, 2009, the Company sold 151,570 shares of common stock and received gross proceeds of $909,420, which will be used to support the growth of the Company. The private placement offering was exempt from registration pursuant to Section 4(2) of the Securities Act and the regulations promulgated thereunder. No sales commissions were paid in the offering and costs associated with the offering totaling $29,811 were netted against the proceeds.

Preferred Stock. The United States Department of the Treasury’s Capital Purchase Program (“Capital Purchase Program”), implemented as part of the Emergency Economic Stabilization Act’s (“EESA”) Troubled Asset Relief Program (“TARP”) afforded viable financial institutions the opportunity to fortify their capital positions by selling preferred shares to the Treasury. The Company was approved on November 25, 2009 to participate in the Capital Purchase Program, and on December 29, 2009, the Company entered into a Capital Purchase Program Purchase Agreement with the Treasury. Under the Purchase Agreement, the Company sold to the Treasury 2,000 shares of its newly designated Series A Preferred shares, liquidation preference $1,000 per share, and a warrant to purchase approximately 98 shares of the Company’s newly designated Series B Preferred shares, liquidation preference $1,000 per share, for $2,000,000. The Treasury immediately exercised the warrant for nominal consideration, resulting in the Company issuing to the Treasury the 98 shares of the Series B Preferred shares underlying the warrant. The proceeds from this transaction qualify as Tier 1 capital under the regulatory capital guidelines.

The Company’s total cost to redeem the Series A Preferred shares will be equal to the aggregate liquidation preference of the Series A Preferred shares, $2,000,000, plus any accrued and unpaid dividends. The Company’s total cost to redeem the Series B Preferred shares will be equal to the aggregate liquidation preference of the Series B Preferred shares, $98,000, plus any accrued and unpaid dividends.

The Series A and Series B Preferred shares are senior to shares of our common stock with respect to dividends and liquidation preference. Under the terms of the Series A Preferred shares, the Company is obligated to pay a 5% per annum cumulative dividend on the liquidation preference of the preferred shares until December 29, 2014 and thereafter at a rate of 9% per annum. As long as shares of the Series A and Series B Preferred shares remain outstanding, the Company may not pay dividends to its common shareholders unless all accrued and unpaid dividends on the preferred shares have been paid in full. In addition, the Company may not repurchase or redeem, without the Treasury’s prior approval, any shares of its common stock or other securities that are junior to the Series A and Series B Preferred shares.

Unless the Company redeems all of the Series A and Series B Preferred shares, or the Treasury has transferred all of the Series A and Series B Preferred shares to unaffiliated third parties, the following restrictions apply:

•	Prior to December 29, 2012, the consent of the Treasury will be required, among other things, prior to the Company increasing the amount of dividends paid on our common stock.

•

After December 29, 2012 and thereafter until December 29, 2019, the consent of the Treasury will be required, among other things, prior to the Company increasing in the aggregate common stock dividends per share greater than 3% per annum.

•	After December 29, 2019, the consent of Treasury will be required, among other things, prior to the Company paying any dividends on common stock.

If dividends on the preferred shares are not paid in full for six dividend periods, whether or not consecutive, the Treasury will have the right to elect two directors to our Board of Directors until all unpaid cumulative dividends are paid in full.

The Company may redeem in whole or in parts representing not less than 25% of the original total liquidation preference, the Series A Preferred shares at any time upon the receipt of regulatory approval.

The terms of the Series B Preferred shares are identical to those described above for the Series A Preferred shares except that (i) the dividend rate on the Series B is 9% per annum and (ii) the Series B Preferred shares may not be redeemed unless all of the Series A Preferred shares has been redeemed.

NOTE 15 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. As of December 31, 2009, the Company had related party loans totaling $2,566,508. Advances made totaled $415,154 and repayments totaled $575,700 during the year ended December 31, 2009. The Company had related party loans totaling $2,727,054 as of December 31, 2008. Advances made totaled $3,855,629 and repayments totaled $3,822,702 during the year ended December 31, 2008, respectively.

Deposits by directors, including their affiliates and executive officers, at December 31, 2009 and 2008 were $10,274,103 and $7,839,413, respectively.

One of the leases described in Note 13 is with a limited liability corporation that is owned primarily by the directors of the Company. The expense associated with this lease totaled $36,839 and $36,439 for the years ended December 31, 2009 and 2008, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 17 - LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Due to the net loss, there were no dilutive common share equivalents outstanding during 2009 or 2008; therefore, basic loss per share and diluted earnings per share were the same.

	2009	2008
Net loss per share – basic computation:
Net loss to common shareholders	$(2,938,480)	$(488,826)

Average common shares outstanding – basic	1,290,196	1,251,577

Basic loss per share	$(2.28)	$(.39)

NOTE 18 - REGULATORY MATTERS

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

As of December 31, 2009 and 2008, the Bank exceeded its minimum regulatory capital ratios, as well as the ratios to be considered “well-capitalized”.

As of the most recent regulatory examination, the Bank was deemed well-capitalized under the regulatory framework for prompt corrective action. To be categorized well-capitalized, the Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Bank’s categories.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2009 and 2008:

					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31, 2009
Total Capital (to risk weighted assets)	$8,301	12.51%	$5,308	8.0%	$6,635	10.0%
Tier 1 Capital (to risk weighted assets)	7,471	11.26%	2,654	4.0%	3,981	6.0%
Tier 1 Capital (to average assets)	7,471	8.23%	3,633	4.0%	4,541	5.0%

As of December 31, 2008
Total Capital (to risk weighted assets)	$8,972	12.88%	$5,572	8.0%	$6,965	10.0%
Tier 1 Capital (to risk weighted assets)	8,099	11.63%	2,786	4.0%	4,179	6.0%
Tier 1 Capital (to average assets)	8,099	8.61%	3,765	4.0%	4,706	5.0%

NOTE 19- LINES OF CREDIT

As of December 31, 2009, the Bank had unsecured lines of credit to purchase federal funds from unrelated banks totaling $3,770,000. As of December 31, 2009, there was no balance outstanding on any line of credit. The lenders have reserved the right to withdraw the unsecured lines at their option. These lines of credit are available on various structures for general corporate purposes.

At December 31, 2009, the Bank had remaining available credit from the Federal Home Loan Bank totaling $923,728 based upon existing pledged investment and loan collateral. At December 31, 2009, an additional $5,310,000 of credit was also available to the Bank upon the receipt of additional collateral pledged to the Federal Home Loan Bank.

As of December 31, 2009, the Bank had $8,481,400 of total lendable collateral available for short-term advances at the Discount Window. Lot loans totaling $10,895,997 were pledged to Federal Reserve Bank of Richmond which produced lendable collateral value totaling $2,941,919 and $5,462,188 of securities was in safekeeping at the Federal Reserve Bank of Richmond which produced lendable collateral value totaling $5,539,481. For advances with maturities of 28 days or less, the total lendable collateral value was available to the Bank. Seventy-five percent of the Bank’s lendable collateral value was available for advances with maturities from 29 to 90 days. The rate on the advances from the Discount Window is the Federal Reserve Discount Window rate. Advances from the Federal Reserve Discount Window are not subject to prepayment penalties. As of December 31, 2009, there were short-term advances totaling $2,000,000 from the Federal Reserve Bank of Richmond.

NOTE 20 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds in the form of cash dividends to the Company. State chartered banks are authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina

Board of Financial Institutions provided that the Bank received a composite rating of one or two at the last examination conducted by the State or Federal regulatory authority. Otherwise, the Bank must file an income and expense report and obtain the specific approval of the SCBFI.

Under Federal Reserve Board regulations, the amount of loans or advances from the banking subsidiary to the parent company is also restricted as discussed in Note 4.

NOTE 21 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following table summarizes the Bank’s off-balance-sheet financial instruments whose contract amounts represent credit risk at December 31:

	2009	2008
Commitments to extend credit	$9,794,393	$11,500,006
Commercial letters of credit	212,073	360,073

	$10,006,466	$11,860,079

NOTE 22 – FAIR VALUE ASSUMPTIONS OF FINANCIAL INSTRUMENTS

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

Loans Receivable - Loans receivable are not recorded at fair value on a recurring basis. However, form time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management will measure impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, its liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments of collateral exceed the recorded investment in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of collateral. Impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, management records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management records the impaired loan as nonrecurring Level 3.

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

Advances from the Federal Reserve Bank – Federal Reserve Bank advances are for a term of up to 28 days, and the carrying amount approximates the fair value.

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

NOTE 23 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$4,402,201	$4,402,201	$577,915	$577,915
Securities available for sale	12,775,503	12,775,503	16,388,747	16,388,747
Nonmarketable equity securities	1,003,600	1,003,600	891,200	891,200
Loans receivable	73,228,508	73,651,000	75,363,221	74,841,000
Accrued interest receivable	317,257	317,257	319,048	319,048

Financial Liabilities:
Demand deposits, interest-bearing transaction and savings accounts	28,256,930	28,256,930	29,048,452	29,048,452
Time deposits	34,471,535	34,874,000	38,935,807	39,448,000
Advances from Federal Home Loan Bank	17,500,000	17,880,000	16,500,000	17,365,000
Federal funds purchased	-	-	236,500	236,500
Advances from the Federal Reserve Bank	2,000,000	2,000,000	-	-
Accrued interest payable	212,107	212,107	290,791	290,791

	Notional Amount	Fair Value	Notional Amount	Fair Value
Commitments to extend credit	$9,794,393	$-	$11,500,006	$-
Standby letters of credit	212,073	-	360,073	-

Generally accepted accounting principles provide a framework for measuring and disclosing fair value. Required disclosures include the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition and whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Generally accepted accounting principles define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. They also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for Sale Securities	$-	$12,775,503	$-

Total	$-	$12,775,503	$-

Foreclosed assets acquired in the settlement of loans are carried at the lower of cost of carrying value or fair value on a nonrecurring basis. The fair value is dependent primarily upon independent appraisals, which the Company considers level 2 inputs. The aggregate carrying amount of repossessed assets acquired in the settlement of loans was $212,400 and $162,000 at December 31, 2009 and 2008, respectively.

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans was $2,922,462 and $2,462,246 at December 31, 2009 and 2008, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs at December 31, 2009 and 2008.

NOTE 24 – PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Atlantic Bancshares, Inc. (parent company only):

Condensed Balance Sheets

December 31, 2009 and 2008

	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$2,084,167	$348,985
Other assets	90,181	108,411
Investment in subsidiary	7,850,478	9,512,608

Total assets	$10,024,826	$9,970,004

Liabilities and Shareholders’ Equity

Other liabilities	19,600	-
Shareholders’ equity	10,005,226	9,970,004

Total liabilities and shareholders’ equity	$10,024,826	$9,970,004

Condensed Statements of Operations For the years ended December 31, 2009 and 2008
	2009	2008

Salaries and benefits	$113,626	$112,025
Other expense	99,027	45,145

Total expense	212,653	157,170

Loss before income tax expense (benefit) and equity in undistributed net loss of subsidiary	(212,653)	(157,170)

Income tax expense (benefit)	18,229	(53,421)

Equity in undistributed net loss of subsidiary	(2,707,598)	(385,077)

Net loss	$(2,938,480)	$(488,826)

NOTE 24 – PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows

For the years ended December 31, 2009 and 2008

	2009	2008
Operating activities
Net loss	$(2,938,480)	$(488,826)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in undistributed net loss of subsidiary	2,707,598	385,077
Stock based compensation expense	113,626	112,025
Decrease (increase) in other assets	18,229	(53,421)
Increase in other liabilities	19,600	-

Net cash used by operating activities	(79,427)	(45,145)

Investing activities
Investment in subsidiary	(1,050,000)	-

Net cash used by investing activities	(1,050,000)	-

Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	1,985,000	-
Proceeds from issuance of common stock, net of issuance costs	879,609	-

Net cash provided by financing activities	2,864,609	-

Net increase (decrease) in cash and cash equivalents	1,735,182	(45,145)

Cash and cash equivalents, beginning of year	348,985	394,130

Cash and cash equivalents, end of year	$2,084,167	$348,985

NOTE 25 – SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events have occurred requiring accrual or disclosure.

CORPORATE DATA

ANNUAL MEETING:

The Annual Meeting of Shareholders of Atlantic Bancshares, Inc. will be held on May 28, 2010 at 10:00 AM at the Community Center, Oscar Frazier Park, 77 Shults Road, Bluffton, South Carolina 29910.

CORPORATE OFFICE:	CORPORATE COUNSEL:
One Sheridan Park Circle	Bryan Cave, LLP
Bluffton, South Carolina 29910	1201 West Peachtree St. NW, Suite 1400
Phone: 843.815.7111	Atlanta, GA 30309-3488
Fax: 843.815.7112	www.bryancave.com

INDEPENDENT AUDITORS:	STOCK TRANSFER AGENT:

Elliott Davis, LLC	First Shareholder Services
1901 Main Street, Suite 1650	4300 Six Forks Road
Columbia, South Carolina 29202	Raleigh, North Carolina 27609
www.elliottdavis.com	www.firstshareholderservices.com

STOCK INFORMATION:

Our common stock is listed on the OTC Bulletin Board under the symbol “ATBA.” As of March 1, 2010, there were 406 shareholders of record.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Name	Age	Year First Elected or Appointed	Year Term Expires	Position(s) Held

Gary C. Davis	45	2005	2010	Director
Frederick Anthony Nimmer, III	49	2005	2010	Director
Robyn Josselson Shirley	43	2005	2010	Director
Mark S. Simpson	48	2005	2010	Director
Brian J. Smith	37	2005	2010	Chairman of the Board, Director
Robert P. Trask	47	2005	2010	Chief Executive Officer, Director
Allen B. Ward	42	2005	2010	Director
Edgar L. Woods	49	2005	2010	Director
Michelle M. Pennell	43	2006		Chief Financial Officer, EVP
Todd D. Hoke	38	2005		Chief Credit Officer, EVP
Karen B. Sprague	39	2005		Chief Operations Officer, EVP

The Company’s Nominating Committee charter requires that director nominees possess, at a minimum, the following qualifications:

(i)	The highest ethics, integrity, and values;
(ii)	An outstanding personal and professional reputation;
(iii)	Professional experience that adds to the mix of the Board as a whole;
(iv)	The ability to exercise sound independent business judgment;
(v)	Freedom from conflicts of interest;
(vi)	Demonstrated leadership skills;
(vii)	The willingness and ability to devote the time necessary to perform the duties and responsibilities of a director; and
(viii)	Relevant expertise and experience, and the ability to offer advice and guidance to the chief executive officer based on that expertise and experience.

The Nominating Committee has determined that each of our directors posses all of these characteristics. In addition, each member of our Board of Directors has strong ties to our market areas that bring significant value to the Company and the Bank. Director Trask is originally from Beaufort and Directors Woods, Nimmer and Davis are originally from Ridgeland in Jasper County. Each director has established a small-to-medium sized business in our current or targeted market area. Specific qualifications of each director are discussed in the biographies below.

Gary C. Davis, 45, director, is owner and sales agent with the locally based Davis & Strother real estate sales firm. Prior to the position, Mr. Davis served in 2009 as Director of Sales with Tradition National, a residential community in Hardeeville. Prior to that position, Mr. Davis served in 2008 as broker-in-charge of Hilton Head Lakes, a residential community in Hardeeville. From 2003 - 2006 Mr. Davis served as broker-in-charge with Hampton Hall Realty, the real estate sales arm of the Hampton Hall planned unit residential development located in Bluffton, and as a sales executive for the same residential development from 2006-2007. Mr. Davis also worked for ten years with the health care manufacturer Johnson & Johnson, the last three as a district sales manager for the southeastern United States. Mr. Davis holds a South Carolina real estate brokers license. He is a native of Ridgeland in Jasper County, South Carolina and has been living in Bluffton since 1999. Mr. Davis received his bachelor’s degree in business administration from Presbyterian College. Mr. Davis’s real estate experience allows him to contribute to our Board a better understanding of the value of the real estate collateral of many of our loans.

Frederick Anthony Nimmer, III, 49, director, is president of both Nimmer Turf + Tree Farm and Nimmer Equipment Rental Company, a position he has held since 1987. He also serves as vice president of Turfmasters, Inc., which specializes in the installation of sod. All of these businesses are based in Ridgeland in Jasper County, South Carolina. Mr. Nimmer earned a bachelors degree in finance from Clemson University. Mr. Nimmer formerly served on South Carolina Bank & Trust’s Jasper County Advisory Board from January 1999 to October 2004. Mr. Nimmer is a native of Jasper County and has lived in Bluffton since 2001. He is also past president of the Jasper County Rotary Club. As a life long resident of, and business owner within, the Beaufort and Jasper County areas, Mr. Nimmer contributes to the Board an in-depth knowledge of the Bank’s market area.

Robyn Josselson Shirley, 43, director, has been practice manager for the Southeastern Oral and Maxillofacial Surgery Center, Inc., Bluffton, South Carolina since 1999. She earned a bachelors degree in sociology from Furman University. She also holds bachelors and masters degrees in occupational therapy from the Medical University of South Carolina. Mrs. Shirley holds a South Carolina license in occupational therapy. A native of Yemassee, South Carolina, she has lived in Bluffton since 2001 and formerly served on the board of directors of Heroes on Horseback. Mrs. Shirley’s experience as a business owner in Bluffton allows her to provide insight into the lending needs within the Bank’s market area.

Mark S. Simpson, 48, director, is an attorney and member of the South Carolina Bar. He has been in private practice with Jones, Patterson, Simpson & Newton, PA practicing in the fields of real estate and corporate law since 1987. Mr. Simpson earned undergraduate and law degrees from the University of South Carolina. Mr. Simpson has lived on Hilton Head Island since 1987. Mr. Simpson has served as chair and is currently serving as a board member of the United Way of Beaufort County. Because of his experience as an attorney, Mr. Simpson contributes to the Board a unique understanding of contracts and real estate transactions.

Brian J. Smith, 37, served as chair of the organizing board and is the current chair of our board of directors. A native of Estill, South Carolina, Dr. Smith earned a Bachelors of Science from Clemson University. He then went on to earn his post-graduate degree from the Medical University of South Carolina’s College of Dental Medicine. Upon completion of a General Practice residency program at Palmetto Richland Health Alliance in Columbia, South Carolina, Dr. Smith opened his private practice. He has been president and owner of Palmetto Dental Arts, PA since 1999. Mr. Smith’s familiarity with the needs of professionals and small business owners allows him to contribute a unique perspective on the lending and banking relationship needs of many of the Bank’s customers.

Robert P. Trask, 47, has served as our president and chief executive officer since the Bank’s opening in 2006. He is a native of Beaufort and has lived in southern Beaufort County since 1989. His 21 years of commercial bank experience are concentrated in the coastal communities of Charleston, Beaufort, Hilton Head Island and Bluffton, South Carolina and Savannah, Georgia. He earned a bachelors degree in financial management from Clemson University and a masters degree in business administration from the University of South Carolina. Mr. Trask serves as Chair of the Technical College of the Lowcountry Foundation, Inc. Mr. Trask also serves as Chair of South Carolina Bankers Association’s Community Bankers Council. Mr. Trask is a fellow of the Liberty Fellowship Class of 2009. As a veteran banker and lifelong resident of the Beaufort County area, we believe Mr. Trask’s knowledge and expertise makes him an invaluable asset to our Board of Directors.

Allen B. Ward, 42, director, has been president of the Bluffton-based engineering firm of Ward Edwards Inc., which specializes in land surveying and multi-faceted engineering services, since 2000. Ward Edwards, Inc. also has offices in Savannah and Beaufort. He holds professional engineer licenses from multiple states, including South Carolina. Mr. Ward earned both his bachelors degree in civil engineering and masters degree in environmental systems engineering from Clemson University. Originally from Kingstree, South Carolina, he has lived in Bluffton since 1998 and Beaufort County since 1992. Mr. Ward currently serves as a member of the Board of Directors of the South Carolina Chamber of Commerce. Mr. Ward’s experience as a business owner in our market area and community involvement allows him to provide valuable insight into the lending needs of the Bank’s customers.

Edgar L. Woods, 49, director, has been president and owner of Palmetto Grain Brokerage LLC, which specializes in cash grain brokerage, futures/options trading and farm management, since 1985. He is also president of Performance Ag, LLC, a licensed South Carolina grain dealer/merchant, and is also a partner in the Agricultural Products Exchange, a feed ingredients trading company with offices in New York, Iowa, and South Carolina. He holds a Futures, Series 3 license from the National Futures Association. Mr. Woods earned his bachelors degree in agricultural mechanization and business from Clemson University. He is a native of Jasper County and has lived in Bluffton since 1990. Mr. Woods serves as chairman of the Palmetto Agribusiness Council and is past president of both the South Carolina Grain Dealers association and Southeastern Feed and Grain, a group of feed and grain dealers from four southeastern states. As a native of Jasper County, resident of Bluffton since 1990, and a small business owner, Mr. Woods contributes valuable insight into the lending needs within the Bank’s market area.

Michelle M. Pennell, 43, is our chief financial officer and executive vice president. Ms. Pennell has been a resident of the low country area for over 17 years. She earned her bachelor of business administration degree in finance from James Madison University in Virginia, graduating magna cum laude. She joined the Bank in January 2006 and was promoted to her current position in May 2006. She served as the Vice President and Treasurer of Atlantic Savings Bank, a wholly-owned subsidiary of Wachovia Corporation, on Hilton Head Island for over seven years, from 1991 to 1998. In addition, Ms. Pennell has substantial experience in many levels of accounting and finance across the hotel/restaurant, retail and non-profit sectors. Ms. Pennell has participated in a variety of leadership positions in community organizations over the years. She is a graduate of Hilton Head Island/Bluffton Chamber of Commerce Leadership Program.

Todd D. Hoke, 38, has served as the Bank’s chief credit officer and executive vice president since the Bank’s opening in 2006. From 2004 to 2005, he was the Vice President of Commercial Lending for the Hilton Head Island branch of Carolina First charged with managing a substantial commercial loan portfolio. Prior to that, he was the Assistant Vice President for the Bluffton branch of BB&T. Mr. Hoke began his employment with BB&T in 1999 and his responsibilities included establishing infrastructure and developing business for BB&T’s de novo Bluffton branch. From 1996 to 1999, Mr. Hoke was employed by the Wachovia Corporation in Hilton Head Island starting as a commercial credit analyst and was promoted to commercial lender. He received his Bachelor of Science degree in business administration from Bowling Green State University in Ohio. He is also a graduate of the Risk Management Association’s Advanced Commercial Lending School. Mr. Hoke has been a resident of the low country area for over 15 years. He is a graduate of Hilton Head Island/Bluffton Chamber of Commerce Leadership Program. Mr. Hoke is also the Treasurer for the Hilton Head Island Business Network International chapter.

Karen B. Sprague, 39, is our chief operations officer and executive vice president. Ms. Sprague has been a resident of the low country area since 1993. Ms. Sprague joined the Bank in September 2005 during its formation phase. Prior to that, she served as Branch Manager of the Hilton Head Island branch of First Federal from 2001 to 2005. From 1993 to 2005, Ms. Sprague served Liberty Savings Bank in various capacities ending as Assistant Vice President and Sales Manager. Ms. Sprague earned her Bachelor of Arts degree in sociology from The College of Wooster in Ohio. She is past President of the Zonta Club of Hilton Head Island. She currently serves on the South Carolina Bankers Association Disaster Recovery Committee and is Chairman of the Bluffton High School Career and Technology Committee. Ms. Sprague is a graduate of Hilton Head Island/Bluffton Chamber of Commerce Leadership Program.

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

The audit committee functions are set forth in its charter, which was most recently adopted on January 27, 2010. A copy of the audit charter is attached hereto as Exhibit 99.1 and incorporated herein by reference. The audit committee has the responsibility for reviewing financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed. The committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses. The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The audit committee reports its findings to the board of directors.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the compensation we paid to our chief executive officer and all other executive officers who earned over $100,000 for the years ended December 31, 2009 and 2008 (collectively, the “named executive officers”).

Names and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation(1)	Total
Robert P. Trask President and Chief Executive Officer	2009	$154,626	-	-	$29,770	$184,396
	2008	$148,069	$10,000	$14,248	$34,117	$206,434

Michelle M. Pennell Chief Financial Officer	2009	$117,435	-	-	$23,822	$141,257
	2008	$112,455	$ 5,000	$14,202	$22,973	$154,630

Todd D. Hoke Chief Credit Officer	2009	$112,121	-	-	$22,043	$134,164
	2008	$107,366	$ 5,000	$14,202	$17,475	$144,043

Karen B. Sprague Chief Operating Officer	2009	$101,448	-	-	$21,088	$122,536
	2008	$ 97,146	$ 5,000	$14,202	$20,547	$136,895

(1)	All Other Compensation includes premiums paid regarding group life, accidental death and dismemberment, disability, medical and dental insurance, auto allowance, employer match for 401k plan and dues.

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

TARP Capital Purchase Program Agreements. In connection with our participation in the TARP Capital Purchase Program, each of the named executive officers entered into an agreement with the Company pursuant to which the named executive officer agreed that, notwithstanding the terms of his or her employment agreement or other Company benefit plans, so long as Treasury holds an equity or debt position in the Company, he or she:

•	Is not entitled to any golden parachute payment from the Company;

•	Is not entitled to receive any tax gross-up from the Company; and

•

Is required to return any bonus or incentive compensation received from the Company is such bonus or incentive compensation is based on materially inaccurate financial statements or other inaccurate performance metric criteria.

Outstanding Equity Awards at Fiscal Year-End

		Number of Securities Underlying Unexercised	Option Exercise	Option Expiration Date
Name		Options Unexercisable	Price ($)
Robert P. Trask President and Chief Executive Officer	Options Warrants Options	25,032 10,000 5,000	$10.00 $10.00 $ 8.85	07/01/16 01/26/16 03/05/18

Todd D. Hoke Chief Credit Officer	Options Options	12,516 5,000	$10.00 $ 8.85	07/01/16 02/06/18

Michelle M. Pennell Chief Financial Officer	Options Options	10,000 5,000	$10.00 $ 8.85	07/01/16 02/06/18

Karen B. Sprague Chief Operating Officer	Options Options	12,516 5,000	$10.00 $ 8.85	07/01/16 02/06/18

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

Director Compensation

Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors. We did not pay any directors’ fees during the fiscal year ended December 31, 2009. We may, pursuant to our bylaws, begin to compensate our directors at some time in the future. In connection with the formation of the Bank, in 2006 each director was issued warrants for 10,000 shares. The warrants vest over a five-year period from the date of the opening date of the Bank (January 26, 2006), but only if the director continues to serve as a director. All unexercised organizer warrants expire on the tenth anniversary of the opening date of the Bank (January 26, 2016), subject to earlier termination in certain circumstances pursuant to individual stock warrant agreements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows how much common stock in the Company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 1, 2010. Unless otherwise indicated, the address of each beneficial owner is c/o Atlantic Bancshares, Inc., PO Box 3077, Bluffton, South Carolina 29910.

Name of Beneficial Owner	Number of Shares Owned (1)	Right to Acquire (2)	% of Beneficial Ownership(3)
Gary C. Davis	18,333	8,000	1.7%
Frederick Anthony Nimmer, III	22,350	8,000	2.0%
Robyn Josselson Shirley	20,850	8,000	1.9%
Mark S. Simpson	16,799	8,000	1.6%
Brian J. Smith	21,500	8,000	1.9%
Robert P. Trask	31,322	29,025	4.0%
Allen B. Ward	11,666	8,000	1.3%
Edgar L. Woods	75,547	8,000	5.5%
Michelle M. Pennell	5,500	10,000	1.0%
Todd D. Hoke	11,000	12,013	1.5%
Karen B. Sprague	6,683	12,013	1.2%

All executive officers and directors(11 persons)	241,550	119,051	23.7%

*Indicates less than 1% ownership.

(1)

Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, and includes shares held by a spouse, unless otherwise indicated in these footnotes.

(2)	Includes shares that may be acquired within the next 60 days of March 1, 2010 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.
(3)

For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 1,403,147 shares of common stock outstanding on March 1, 2010.

Equity Compensation Plan Information

The following table sets forth the equity compensation plan information at December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of Outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (c) (excluding securities reflected in column
	(a)	(b)	(a))
Equity compensation plans approved by security holders	92,313	$ 9.78	158,002

Equity compensation plans not approved by security holders(1)	80,000	$10.00	0

Total	172,313	$ 9.88	158,002

(1)

Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for every share he or she purchased in the initial offering of the Company’s common stock up to 10,000 shares at a price of $10.00 per share. The warrants are represented by separate warrant agreements. The warrants vest over a five-year period. All unexercised organizer warrants expire on the tenth anniversary of the opening date of the Bank, subject to earlier termination in certain circumstances pursuant to individual stock warrant agreements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates. It is our policy that these transactions are on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectability nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

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

Item 14.  Principal Accountant Fees and Services

Elliott Davis LLC was our auditor during the fiscal years ended December 31, 2009 and 2008. The following table sets forth professional fees billed (or to be billed) by Elliott Davis, LLC to the Company for professional services rendered for the fiscal years ended December 31, 2009 and 2008.

	2009	2008

Audit Fees (1)	$53,500	$49,350
Audit-Related Fees (2)	3,810	-
Tax Fees (3)	6,910	4,870
All Other Fees	-	-

Total	$64,220	$54,220

(1)

This category consisted of the audit of the Company’s annual consolidated financial statements and for reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q.

(2)	This category consisted of review procedures performed in connection with the Company’s private placement offering and other miscellaneous assurance services.

(3)	This category includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-127242).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

3.3.	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 26, 2007, File No. 333-127242).

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

4.3

Warrant to purchase up to 98.00098 shares of preferred stock, dated December 29, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

4.4	Form of Certificate for the Series A Preferred Shares (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

4.5	Form of Certificate for the Series B Preferred Shares (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

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

10.8	*Employment Agreement between Atlantic Bancshares, Inc. and Todd D. Hoke dated February 8, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.9	*Employment Agreement between Atlantic Bancshares, Inc. and Michelle M. Pennell dated February 8, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.10	*Employment Agreement between Atlantic Bancshares, Inc. and Karen B. Sprague dated February 8, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.11	*Amendment No. 1 to the Atlantic Bancshares, Inc. 2006 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2008).

10.12	Letter Agreement, dated December 29, 2009, including Securities Purchase Agreement –– Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

10.13	ARRA Side Letter Agreement, dated December 29, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

10.14	*Form of Waiver, dated December 29, 2009 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

10.15	*Form of Letter Agreement, dated December 29, 2009 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	TARP Capital Purchase Program Principal Executive Officer Certification

99.2	TARP Capital Purchase Program Principal Financial Officer Certification

99.3	Audit Committee Charter.

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

ATLANTIC BANCSHARES, INC.

Date: March 30, 2010	By:	/s/ Robert P. Trask
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

Signature	Title	Date

/s/ Gary C. Davis	Director	March 30, 2010
Gary C. Davis

/s/ Michelle M. Pennell	Chief Financial Officer and	March 30, 2010
Michelle M. Pennell	Principal Accounting Officer

/s/ Frederick Anthony Nimmer, III	Director	March 30, 2010
Frederick Anthony Nimmer, III

/s/ Robyn Josselson Shirley	Director	March 30, 2010
Robyn Josselson Shirley

/s/ Mark S. Simpson	Director	March 30, 2010
Mark S. Simpson

/s/ Brian J. Smith	Chairman, Director	March 30, 2010
Brian J. Smith

/s/ Robert P. Trask	Chief Executive Officer, President,	March 30, 2010
Robert P. Trask	and Director

/s/ Allen B. Ward	Director	March 30, 2010
Allen B. Ward

/s/ Edgar L. Woods	Vice Chairman, Director	March 30, 2010
Edgar L. Woods

Exhibit Index

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-127242).

3.2	Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

3.3.	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 26, 2007, File No. 333-127242).

4.1.	See Exhibits 3.1 and 3.2 for provisions in Atlantic Bancshares, Inc.’s Articles of Incorporation and Amended and Restated Bylaws defining the rights of holders of the common stock (incorporated by reference to such exhibits as filed with the Company’s Form SB-2, File No. 333-127242).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-127242).

4.3	Warrant to purchase up to 98.00098 shares of preferred stock, dated December 29, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

4.4	Form of Certificate for the Series A Preferred Shares (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

4.5	Form of Certificate for the Series B Preferred Shares (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

10.1	*Employment Agreement between Atlantic Bancshares, Inc. and Robert P. Trask dated February 8, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.2	*Revised Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the period ended December 31, 2005).

10.3	Sublease Agreement between Regional Bancshares, Inc. and Atlantic Bancshares, Inc. dated June 1, 2005 (incorporated by reference to Exhibit 10.7 of the Company’s Form SB-2, File No. 333-127242).

10.4	*Atlantic Bancshares, Inc. 2006 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the period ended December 31, 2005).

10.5	Lease Agreement between Carolina Partners, LLC and Atlantic Bancshares, Inc. dated January 24, 2006 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-KSB for the period ended December 31, 2005).

10.6	Commercial Lease Agreement by and between MB Partners, LLC and Atlantic Community Bank, dated August 9, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-KSB filed August 10, 2006).

10.7	Lease Agreement between Paradigm Holdings, LLC and Atlantic Community Bank dated February 5, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.8	*Employment Agreement between Atlantic Bancshares, Inc. and Todd D. Hoke dated February 8, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.9	*Employment Agreement between Atlantic Bancshares, Inc. and Michelle M. Pennell dated February 8, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.10	*Employment Agreement between Atlantic Bancshares, Inc. and Karen B. Sprague dated February 8, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed February 11, 2008, File No. 333-127242).

10.11	*Amendment No. 1 to the Atlantic Bancshares, Inc. 2006 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2008).

10.12	Letter Agreement, dated December 29, 2009, including Securities Purchase Agreement –– Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

10.13	ARRA Side Letter Agreement, dated December 29, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

10.14	*Form of Waiver, dated December 29, 2009 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

10.15	*Form of Letter Agreement, dated December 29, 2009 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed December 29, 2009, File No. 333-127242).

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1.	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	TARP Capital Purchase Program Principal Executive Officer Certification

99.2	TARP Capital Purchase Program Principal Financial Officer Certification

99.3	Audit Committee Charter.

*            Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.