Form 10-Q
period 2010-03-31
Atlantic Bancshares, Inc.
filed 2010-05-14
CIK 1334504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 333-127242

Atlantic Bancshares, Inc.

(Exact name of registrant as specified in its charter)

South Carolina	20-3047433
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

One Sheridan Park Circle, PO Box 3077

Bluffton, South Carolina 29910

(Address of principal executive offices)

(843) 815-7111

(Registrant’s telephone number, including area code)

1 Sheridan Drive, Suite J Bluffton, South Carolina 29910

(Address of former principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,403,147 shares of common stock, no par value per share, were issued and outstanding as of May 14, 2010.

ATLANTIC BANCSHARES, INC.

Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,147,450	$4,402,201

Total cash and cash equivalents	3,147,450	4,402,201

Securities available for sale	10,052,608	12,775,503
Nonmarketable equity securities	1,003,600	1,003,600

Loans receivable	71,727,667	73,228,508
Less allowance for loan losses	(841,929)	(864,417)

Loans, net	70,885,738	72,364,091

Accrued interest receivable	307,697	317,257
Premises, furniture and equipment, net	949,921	985,960
Other assets	832,946	897,377

Total assets	$87,179,960	$92,745,989

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$7,780,388	$9,708,565
Interest-bearing transaction accounts	2,047,553	2,767,108
Savings and money market	16,621,378	15,781,257
Time deposits $100,000 and over	21,605,572	19,962,912
Other time deposits	15,079,097	14,508,623

Total deposits	63,133,988	62,728,465

Advances from Federal Home Loan Bank	13,500,000	17,500,000
Advances from Federal Reserve Bank	—	2,000,000
Accrued interest payable	197,181	212,107
Other liabilities	309,055	300,191

Total liabilities	77,140,224	82,740,763

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized;
Series A, 2,000 shares issued and outstanding	1,883,335	1,878,008
Series B, $1,000 stated value; 98 shares issued and outstanding	106,609	106,992
Common stock, no par value, 10,000,000 shares authorized;
1,403,147 shares issued and outstanding	12,861,731	12,861,731
Capital surplus	413,449	385,432
Accumulated other comprehensive income	362,567	380,532
Deficit	(5,587,955)	(5,607,469)

Total shareholders’ equity	10,039,736	10,005,226

Total liabilities and shareholders’ equity	$87,179,960	$92,745,989

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Interest income:
Loans, including fees	$1,097,632	$1,122,672
Securities, available for sale, taxable	138,283	195,765
Nonmarketable equity securities	683	—
Federal funds sold	—	118
Interest bearing deposits with other banks	100	18

Total	1,236,698	1,318,573

Interest expense:
Time deposits $100,000 and over	99,524	185,614
Other deposits	145,244	232,463
Other borrowings	127,580	140,954

Total	372,348	559,031

Net interest income	864,350	759,542

Provision for loan losses	183,000	225,000

Net interest income after provision for loan losses	681,350	534,542

Noninterest income:
Service fees on deposit accounts	34,717	31,941
Residential mortgage origination fees	—	8,219
Gain on sale of investments	108,695	—
Other income	33,220	19,870

Total noninterest income	176,632	60,030

Noninterest expenses:
Salaries and employee benefits	385,866	406,669
Net occupancy	110,976	95,676
Professional fees	85,806	40,098
Marketing	18,107	34,482
Furniture and equipment	25,777	47,695
Data processing and related costs	75,277	77,014
FDIC assessments	30,857	24,852
Other operating	105,503	72,194

Total noninterest expenses	838,169	798,680

Income (loss) before income tax expense (benefit)	19,813	(204,108)

Income tax benefit	(18,550)	(69,399)

Net income (loss)	$38,363	$(134,709)

Net accretion of preferred stock to redemption value	4,944	—
Preferred stock dividends accrued	27,205	—

Net income (loss) available to common shareholders	$6,214	$(134,709)

Basic income (loss) per common share	$.00	$(.11)

Diluted income (loss) per common share	$.00	$(.11)

Average common shares outstanding	1,403,147	1,251,577

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Deficit	Accumulated other comprehensive income	Total Shareholder’s Equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	1,251,577	$11,982,122	—	$—	$271,806	$(2,668,989)	$385,065	$9,970,004
Net loss	—	—	—	—	—	(134,709)	—	(134,709)
Other comprehensive loss, net of taxes of $29,836	—	—	—	—	—	—	57,914	57,914

Total comprehensive loss								(76,795)
Stock based compensation	—	—	—	—	28,018	—	—	28,018

Balance, March 31, 2009	1,251,577	$11,982,122	—	$—	$299,824	$(2,803,698)	$442,979	$9,921,227

Balance, December 31, 2009	1,403,147	$12,861,731	2,098	$1,985,000	$385,432	$(5,607,469)	$380,532	$10,005,226
Net income	—	—	—	—	—	38,363	—	38,363
Other comprehensive loss, net of taxes of $9,255	—	—	—	—	—	—	(17,965)	(17,965)

Total comprehensive income								20,398
Net accretion/amortization of preferred stock discount premium	—	—	—	4,944	—	(4,944)	—	—
Preferred stock dividends	—	—	—	—	—	(13,905)	—	(13,905)
Stock based compensation	—	—	—	—	28,017	—	—	28,017

Balance, March 31, 2010	1,403,147	$12,861,731	2,098	$1,989,944	$413,449	$(5,587,955)	$362,567	$10,039,736

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$38,363	$(134,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	183,000	225,000
Loss (gain) on sale of repossessed assets	8,843	(600)
Depreciation and amortization expense	39,216	57,275
Accretion on securities available for sale	(49,778)	(11,867)
Gain on sale of investments	(108,695)	—
Stock-based compensation expense	28,017	28,018
Deferred income tax expense (benefit)	16,262	(69,399)
Deferred tax valuation allowance	(34,812)	—
Decrease (increase) in interest receivable	9,560	(6,668)
Decrease in accrued interest payable	(14,926)	(13,507)
Decrease in other assets	54,966	25,831
Increase (decrease) in other liabilities	18,119	(52,229)

Net cash provided by operating activities	188,135	47,145

Cash flows from investing activities:
Net decrease (increase) in loans receivable	1,221,868	(736,844)
Purchase of premises, furniture and equipment	(3,177)	—
Proceeds from sale of repossessed assets	92,657	4,700
Proceeds from sale of securities available for sale	1,950,955	—
Repayments of securities available for sale	903,193	788,177
Purchase of nonmarketable equity securities	—	(112,400)

Net cash provided (used) by investing activities	4,165,496	(56,367)

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(1,807,611)	(4,360,918)
Net increase in certificate of deposit and other time deposits	2,213,134	52,415
Net increase in federal funds purchased	—	2,302,100
Net decrease in advances from the Federal Reserve Bank	(2,000,000)	—
Net (decrease) increase in Federal Home Loan Bank advances	(4,000,000)	2,000,000
Payment of dividends on preferred stock and warrants	(13,905)	—

Net cash used by financing activities	(5,608,382)	(6,403)

Net decrease in cash and cash equivalents	(1,254,751)	(15,625)

Cash and cash equivalents, beginning of the period	4,402,201	577,915

Cash and cash equivalents, end of the period	$3,147,450	$562,290

Cash paid for:
Interest	$387,274	$572,538

Income taxes	$—	$—

Supplemental disclosures of noncash activities:
Other assets acquired in settlement of loans	$73,485	$4,100

See notes to consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in Note 3.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Fair Value Measurements

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

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Loans Receivable - Loans receivable are not recorded at fair value on a recurring basis. However, form time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management will measure impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, its liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments of collateral exceed the recorded investment in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral. Impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, management records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management records the impaired loan as nonrecurring Level 3.

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

Advances from the Federal Reserve Bank - Effective March 18, 2010, the maximum maturity for Federal Reserve Bank Advances is shortened to overnight. Previously, Federal Reserve Bank advances were for a term of up to 28 days. In either case, the carrying amount approximates the fair value.

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

The estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$3,147,450	$3,147,450	$4,402,201	$4,402,201
Securities available for sale	10,052,608	10,052,608	12,775,503	12,775,503
Nonmarketable equity securities	1,003,600	1,003,600	1,003,600	1,003,600
Loans receivable	71,727,667	72,444,000	73,228,508	73,651,000
Accrued interest receivable	307,697	307,697	317,257	317,257

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Financial Liabilities:
Demand deposits, interest-bearing transaction and savings accounts	26,449,319	26,449,319	28,256,930	28,256,930
Time deposits	36,684,669	37,118,000	34,471,535	34,874,000
Advances from the Federal Reserve Bank	—	—	2,000,000	2,000,000
Advances from Federal Home Loan Bank	13,500,000	13,833,000	17,500,000	17,880,000
Accrued interest payable	197,181	197,181	212,107	212,107

	Notional Amount	Fair Value	Notional Amount	Fair Value
Commitments to extend credit	$9,546,232	$—	$9,794,393	$—
Standby letters of credit	596,073	—	212,073	—

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$—	$10,052,608	$—

Total	$—	$10,052,608	$—

	December 31, 2009
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$—	$12,775,503	$—

Total	$—	$12,775,503	$—

Foreclosed assets acquired in the settlement of loans are carried at the lower of cost of carrying value or fair value on a nonrecurring basis. The fair value is dependent primarily upon independent appraisals, which the Company considers level 2 inputs. The aggregate carrying amount of repossessed assets acquired in the settlement of loans was $184,385 and $212,400 at March 31, 2010 and December 31, 2009, respectively.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans was $2,544,513 and $2,922,462 at March 31, 2010 and December 31, 2009, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 4 - Earnings (Loss) Per Share

Net income (loss) available to common shareholders represents net income adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the earnings (loss) per share calculations for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009
Earnings (loss) available to common shareholders:
Net income (loss)	$38,363	$(134,709)
Preferred stock dividends	27,205	—
Deemed dividends on preferred stock resulting from net Accretion of discount and amortization of premium	4,944	—

Net income (loss) available to common shareholders	$6,214	$(134,709)

Basic income (loss) per share
Net income (loss) available to common shareholders	$6,214	$(134,709)

Average common shares outstanding - basic	1,403,147	1,251,577

Basic earnings (loss) per share	$.00	$(.11)

Note 5 - Subsequent Events

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

This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2009 and through the first quarter of 2010, the capital and credit markets have experienced extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

ATLANTIC BANCSHARES, INC.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009, and also analyzes our financial condition as of March 31, 2010 as compared to December 31, 2009.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the financial statements at December 31, 2009, as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Results of Operations

Net Interest Income

For the three months ended March 31, 2010, net interest income, the major component of our net income, increased $104,808, or 13.8%, to $864,350 as compared to $759,542 for the same period in 2009. Interest income of $1,236,698 for the three months ended March 31, 2010 mainly included $1,097,632 received on loans. For the three months ended March 31, 2010, interest income decreased $81,875, or 6.2%, from $1,318,573 for the three months ended March 31, 2009. Total interest expense of $372,348 for the three months ended March 31, 2010 decreased $186,683, or 33.4%, from $559,031 for the three months ended March 31, 2009.

The average rate paid on interest-bearing liabilities for the three months ended March 31, 2010 and 2009 was 2.12% and 2.86%, respectively, while the average rate realized on interest-earning assets was 5.90% and 5.82%, respectively for the same period. The net interest margin and net interest spread were 4.13% and 3.78% for the three months ended March 31, 2010 compared to 3.35% and 2.96% for the three months ended March 31, 2009. For the three months ended March 31, 2010, we continued to receive benefits from the repricing of our rate sensitive liabilities. The result was an increase in net interest margin of 78 basis points and net interest spread of 82 basis points during the three-month period ended March 31, 2010, as compared to the three-month period ended March 31, 2009.

Provision and Allowance for Loan Losses

General. We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $841,929 and $849,234, or 1.17% and 1.12% of total loans, as of March 31, 2010 and 2009, respectively. For the years ended March 31, 2010 and 2009, the provision expense was $183,000 and $225,000, respectively. As of March 31, 2010, 20 loans to 18 borrowers totaling $2,544,513 were

ATLANTIC BANCSHARES, INC.

impaired and loans totaling $8,894,110 were considered criticized loans. Included in the impaired loans at March 31, 2010 were nonaccrual loans totaling $1,071,659.

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

Specific Reserve. We analyze individual impaired loans within the portfolio and make allocations to the allowance based on each loan’s specific factors and other circumstances that affect the collectability of the credit. Significant individual credits classified as doubtful or substandard/special mention within our credit grading system that are determined to be impaired require both individual analysis and specific allocation. Management has determined that impaired loans totaled $2,544,513 and $2,294,367 at March 31, 2010 and 2009, respectively. Specific valuation allowances related to these impaired loans totaled $111,305 and $206,323 at March 31, 2010 and 2009, respectively.

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

ATLANTIC BANCSHARES, INC.

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

The accuracy of the loan ratings is validated by a third party review which is performed semi-annually and covers a substantial sample of the loan portfolio. In addition, the FDIC and the South Carolina Board of Financial Institutions (“SCBFI”) review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information made available to them at the time of their examination. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses estimated at any point in time.

General Reserve. Our general reserve was $730,624 as of March 31, 2010, as compared to $642,911 as of March 31, 2009. We calculate our general reserve based on a percentage allocation for each of the effective categories of unclassified loan types. Due to our short operating history, our historical loss rate may not represent realistic loss factors for pools of loans. Therefore, FDIC statistics for our peer group are used to estimate a historical loss percentage. In addition, qualitative and environmental factors, as discussed below, are considered. The general estimate is then added to the specific reserves made to determine the amount of the total allowance for loan losses.

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

Noninterest Income

Total noninterest income for the three months ended March 31, 2010 and 2009 was $176,632 and $60,030, respectively. We realized a gain on the sale of an investment, a mortgage backed security, totaling $108,695 in February 2010. There were no investment sales in 2009. Other noninterest income increased $13,350 to $33,220 for the three months ending March 31, 2010 as compared to $19,870 for the three months ended March 31, 2009 mainly driven by increased bankcard fees. Bankcard fees increased $6,891 to $19,826 for the three months ended March 31, 2010 compared to $12,935 for the three months ended March 31, 2009 as a result of increased bankcard transaction volume. No mortgage origination fee income was produced during the first three months of 2010 due to continued depressed mortgage loan sale volume. Mortgage origination fee income totaled $8,219 for the three months ended March 31, 2009.

ATLANTIC BANCSHARES, INC.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2010 and 2009 was $838,169 and $798,680, respectively. The primary component of noninterest expense was salaries and benefits which decreased $20,803 to $385,866 for the three months ended March 31, 2010 as compared to $406,669 for the three months ended March 31, 2009. Effective October 9, 2009, the Company suspended its matching contribution for a defined contribution plan established during fiscal year 2007 which produced savings totaling $12,312 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Net occupancy expense increased $15,300 to $110,976 for the three months ended March 31, 2010, as compared to $95,676 for the three months ended March 31, 2009, largely due to common area maintenance charges. Professional fees increased $45,708 to $85,806 for the quarter ended March 31, 2010 as compared to $40,098 for the three months ended March 31, 2009 as a result of legal fees expensed related to our prospective deregistration initiative and legal fees related to increased foreclosure activity. Other operating expenses increased $33,309 to $105,503 for the three months ended March 31, 2010 as compared to $72,194 for the three months ended March 31, 2009 mostly generated by increased FDIC deposit insurance assessments and losses associated with foreclosed assets.

For the three months ended March 31, 2010, these preceding unfavorable noninterest expense variances were somewhat offset by favorable variances in marketing and furniture and fixtures charges as compared to the three months ended March 31, 2009. Marketing expense decreased $16,375 to $18,107 for the three months ended March 31, 2010 as compared to $34,482 for the three months ended March 31, 2009. Management’s efforts to refine and review marketing initiatives continue to produce reduced marketing costs. Furniture and fixture expenses decreased $21,918 to $25,777 for the three months ended March 31, 2010 as compared to $47,695 for the three months ended March 31, 2009 mainly attributable to reduced computer equipment depreciation expense.

Net Income (Loss)

The combination of the above factors resulted in a net income for the three months ended March 31, 2010 of $6,214, after the recognition of an income tax benefit of $18,550 for the period, net accretion of preferred stock to redemption value of $4,944 and accrued preferred stock dividends of $27,205 for the period. For the period ended March 31, 2009, the net loss was $134,709, after the recognition of an income tax benefit of $69,399 for the period.

Assets and Liabilities

During the first three months of 2010, total assets decreased $5,566,029, or 6%, to $87,179,960 at March 31, 2010 when compared to December 31, 2009. Loans receivable decreased $1,500,841 to $71,727,667 as of March 31, 2010 when compared to December 31, 2009. Securities available for sale decreased $2,722,895 to $10,052,608 when compared to December 31, 2009 mainly due to the sale of a mortgage backed security totaling $1,842,260 in February 2010 and to principal repayments on the remaining mortgage backed securities in the investment portfolio during the first quarter 2010. Management’s decision to sell a mortgage backed security generated a gain on the sale of an investment totaling $108,695 recorded in February 2010. The proceeds from the investment sale transaction were used to partially repay a Federal Home Loan Bank fixed rate advance which matured in March 2010.

Investment Securities available for sale

The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds and as collateral for lines of credit and advances with correspondent banks. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on available for sale investments at March 31, 2010 was 5.18% compared to 5.14% at March 31, 2009. The carrying values of the investments available for sale at March 31, 2010 and 2009 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO

	March 31,
	2010	2009
Mortgage-backed securities	$10,052,608	$15,700,187

	$10,052,608	$15,700,187

ATLANTIC BANCSHARES, INC.

The Company accounts for its investment securities in accordance with generally accepted accounting principles. All securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at March 31, 2010 and March 31, 2009. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$9,503,264	$549,344	$—	$10,052,608

Total investment securities	$9,503,264	$549,344	$—	$10,052,608

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$12.198,939	$576,564	$—	$12,775,503

Total investment securities	$12,198,939	$576,564	$—	$12,775,503

The amortized cost and fair value of investment securities available for sale at March 31, 2010, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due in one year to five years	—	—
Due in five years to ten years	1,559,042	1,660,441
Due in ten years and over	7,944,222	8,392,167

Total	$9,503,264	$10,052,608

The Company had no unrealized losses as of March 31, 2010 or December 31, 2009. The Company sold one investment security for the three months ended March 31, 2010. There were no sales of investment securities for the year ended December 31, 2009.

Loans

Continued depressed loan demand from qualified applicants and repayments of existing loans produced a loan balance decline during the first three months of 2010. Net loans decreased by $1,478,353, or 2.1%, to $70,885,738 during the period. As shown below, the largest category of loans was real estate mortgage loans which increased slightly $205,045 to $50,310,667 from December 31, 2009 to March 31, 2010. Construction, land and land development loans decreased $825,438 to $17,211,447 from $18,036,885 as of March 31, 2010 and December 31, 2009, respectively. Balances within the major loans receivable categories as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Real estate:
Mortgage	$50,310,666	$50,105,621
Construction, land and land development	17,211,447	18,036,885

Total real estate loans	67,522,113	68,142,506

Commercial and industrial	3,538,097	4,158,554
Consumer and other	688,714	779,170
Agriculture and other farm	—	174,104
Deferred origination fees, net	(21,257)	(25,826)

Gross loans	71,727,667	73,228,508
Less allowance for loan losses	(841,929)	(864,417)

Loans, net	$70,885,738	$72,364,091

ATLANTIC BANCSHARES, INC.

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2010, we had 20 loans totaling $2,544,513 that were impaired. Fourteen of these loans totaling $2,372,112 are secured by real estate, two loans totaling $30,881 are secured by automobiles, one loan totaling $54,843 is secured by business assets including accounts receivable, inventory, furniture, fixtures and equipment and three loans totaling $86,677 are unsecured. Included in the allowance for loan losses at March 31, 2010 was $111,305 related to impaired loans.

Nonaccrual loans totaled $1,071,659 and $1,495,152 at March 31, 2010 and 2009, respectively. As of March 31, 2010, the Bank had no loans 90 days or more past due and still accruing interest. The Bank had one loan totaling $31,863 which was 90 days or more past due and still accruing interest as of March 31, 2009.

During the quarter ended March 31, 2010, $190,305 was charged off as loss against allowance for loan and lease losses. The allowance for loan losses to loans outstanding remained steady at 1.17% as of March 31, 2010 and 2009, respectively. The following table depicts the activity in the allowance for loan losses for the periods ended March 31, 2010 and 2009:

	March 31,
	2010	2009
Balance, January 1,	$864,417	$1,075,776
Provision for loan losses for the period	183,000	225,000
Net loans (charged-off) recovered during the period the period	(205,488)	(451,542)

Balance, end of period	$(841,929)	$(849,234)

Gross loans outstanding, end of period	$71,727,667	$75,644,423

Allowance for loan losses to loans outstanding	1.17%	1.12%

Deposits

Total deposits were $63,133,988 at March 31, 2010, as compared to $62,728,465 at December 31, 2009. The largest category of deposits was time deposits $100,000 and over which increased $1,641,660 to $21,605,572 at March 31, 2010, as compared to $19,963,912 at December 31, 2009. In January 2010, the Bank obtained $1,000,000 in six month certificates of deposit from the SC State Treasurer quarterly auction. Securities from the investment portfolio are pledged as collateral for these deposits. Savings and money market accounts increased to $16,621,378 at March 31, 2010, as compared to $15,781,257 at December 31, 2009. Other time deposits increased to $15,079,097 at March 31, 2010, as compared to $14,508,623 at December 31, 2009. Noninterest-bearing transaction accounts decreased $1,928,177 to $7,780,388 at March 31, 2010, as compared to $9,708,565 at December 31, 2009, largely influenced by seasonal balance fluctuations in a key customer’s commercial deposit account.

Balances within the major deposit categories as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Noninterest bearing transaction accounts	$7,780,388	$9,708,565
Interest-bearing transaction accounts	2,047,553	2,767,108
Savings and money market	16,621,378	15,781,257
Time deposit $100,000 and over	21,605,572	19,963,912
Other time deposits	15,079,097	14,508,623

Total deposits	$63,133,988	$62,728,465

ATLANTIC BANCSHARES, INC.

Other Borrowings

Other borrowings are comprised of Federal Home Loan Bank of Atlanta advances and advances from the Federal Reserve Bank. Federal Home Loan Bank advances are collateralized by pledged Federal Home Loan Bank stock, certain commercial and residential loans, including home equity lines of credit and by a portion of our investment portfolio. Federal Home Loan Bank advances decreased $4,000,000 to $13,500,000 at March 31, 2010, as compared to December 31, 2009. During the quarter ended March 31, 2010, two Federal Home Loan Bank advances totaling $7,000,000 matured and were replaced by a number of fixed rate advances totaling $3,000,000 with laddered maturities ranging from eighteen months to four years. Existing liquidity along with funds received from the sale of an investment in February were used to repay the residual first quarter 2010 advance maturities.

Federal Home Loan Bank advances as of March 31, 2010 and December 31, 2009 are as follows:

Maturity	Rate	March 31, 2010 Balance	December 31, 2009 Balance
01/25/2010	1.1400%	—	2,000,000
03/12/2010	2.6400%	—	5,000,000
05/28/2010	3.5800%	1,000,000	1,000,000
05/31/2011	3.9300%	1,000,000	1,000,000
07/11/2011	3.6675%	1,000,000	1,000,000
09/12/2011	.8300%	250,000	—
03/12/2012	1.1400%	500,000	—
07/10/2012	3.8990%	1,000,000	1,000,000
09/12/2012	3.7000%	750,000	750,000
01/25/2013	1.8300%	500,000	—
03/12/2013	1.7900%	500,000	—
09/12/2013	3.8500%	750,000	750,000
01/27/2014	2.4000%	500,000	—
03/12/2014	2.3700%	750,000	—
11/29/2017	3.4840%	5,000,000	5,000,000

Total advances from Federal Home Loan Bank		$13,500,000	$17,500,000

There were no Federal Reserve Bank advances outstanding as of March 31, 2010. As of December 31, 2009, the Bank had two short term, maturities of 28 days or less, advances from the Federal Reserve Bank in the amount of $2,000,000. Certain lot loans and a portion of the investment portfolio comprise the lendable collateral available for Federal Reserve Bank advances.

Federal Reserve Bank advances as of December 31:

Maturity	Rate	March 31, 2010 Balance	December 31, 2009 Balance
01/27/2010	.50%	—	1,000,000
01/28/2010	.50%	—	1,000,000

Total advances from Federal Reserve Bank		$—	$2,000,000

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, federal funds sold, and other borrowings to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of March 31, 2010, we had unsecured lines of credit to purchase federal funds from unrelated banks totaling $3,770,000. As of March 31, 2010, there was no balance outstanding on any line of credit. The lenders have reserved the right to withdraw the unsecured lines at their option. These lines of credit are available on various structures for general corporate purposes.

At March 31, 2010, the Bank had remaining available credit from the Federal Home Loan Bank totaling $554,483 based upon existing pledged investment and loan collateral. At March 31, 2010, an additional $9,660,000 of credit was also available to the Bank upon the receipt of additional collateral pledged to the Federal Home Loan Bank.

As of March 31, 2010, the Bank had $8,194,719 of total lendable collateral available for overnight advances at the Discount Window. Lot loans totaling $9,158,559 were pledged to Federal Reserve Bank of Richmond which produced lendable collateral value totaling $3,022,325 and $5,069,078 of securities was in safekeeping at the Federal Reserve Bank of Richmond which produced lendable collateral value totaling $5,172,394. The rate on the advances from the Discount Window is the Federal Reserve Discount Window rate. Advances from the Federal Reserve Discount Window are not subject to prepayment penalties. As of March 31, 2010, there were no advances outstanding from the Federal Reserve Bank of Richmond.

Capital Resources

Total shareholders’ equity increased $34,510 during the first three months of 2010 to $10,039,736 from $10,005,226 as of December 31, 2009. The increase is attributable to the net income for the period of $38,363 and by $28,017 for stock-based compensation expense offset by $17,965 related to unrealized gains on securities and $13,905 dividends paid on the company’s preferred stock and warrants.

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

ATLANTIC BANCSHARES, INC.

As of March 31, 2010, the Bank exceeded its minimum regulatory capital ratios, as well as the ratios to be considered “well-capitalized”.

The following table summarizes the Bank’s risk-based capital at March 31, 2010:

Shareholders’ equity	$8,534,902
Less-unrealized net gain on available-for-sale securities	(362,567)

Tier 1 capital	$8,172,335

Plus - allowance for loan losses(1)	795,200

Total capital	$8,967,535

Risk-weighted assets	$63,616,000

Risk-based capital ratios:

Tier 1 capital (to risk-weighted assets)	12.85%
Total capital (to risk-weighted assets)	14.10%
Tier 1 capital (to total average assets)	9.04%

(1)	Limited to 1.25% of risk-weighted assets

On December 29, 2009, the Company issued and sold to the U.S. Department of the Treasury as part of the Capital Purchase Program (“CPP”) 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, along with a warrant (the “Warrant”) to purchase 98.00098 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (collectively with the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, the “Preferred Shares”), at an initial exercise price of $0.01, for an aggregate purchase price of $2,000,000 in cash. The U.S. Treasury exercised the Warrant immediately upon issuance. The U.S. Treasury’s investment in the Company is part of the government’s program to provide capital to the healthy financial institutions that are the core of the nation’s economy in order to increase the flow of credit to consumers and businesses and provide additional assistance to distressed homeowners facing foreclosure. The Preferred Shares have an annual 5% cumulative preferred dividend rate for five years and 9% thereafter, with dividends payable quarterly.

The Board declared and the Company has paid all quarterly dividend payments to the U.S. Treasury through the Form 10-Q filing date. Generally, the Preferred Shares are non-voting. However, should the Company fail to pay six quarterly dividends, the holder may elect two directors to the Company’s Board of Directors until such dividends are paid. At March 31, 2010 the Preferred Shares qualify as Tier 1 capital and are presented in permanent equity on the Consolidated Statement of Condition in the amounts of $1,883,335 and $106,609, respectively, for the Series A and Series B Preferred Shares.

Proceeds from the sale of the preferred stock will be used for general corporate purposes, primarily to support the operations and lending activity of the Bank. As of March 31, 2010 a total of $775,000 of the proceeds from the sale of the preferred stock has been used as a capital contribution to the Bank.

Off-Balance Sheet Risk

Through the operations of our Bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2010, we had issued commitments to extend credit of $9,417,438 through various types of lending arrangements. We had $128,794 of unused credit under pre-arranged overdraft plans. There were also $596,073 outstanding commercial letters of credit at March 31, 2010.

ATLANTIC BANCSHARES, INC.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2010.

	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total
Unused commitments to extend credit	$2,790,429	$2,796,031	$788,433	$3,171,339	$9,546,232
Standby commercial letters of credit	171,073	425,000	—	—	596,073

Totals	$2,961,502	$3,221,031	$788,433	$3,171,339	$10,142,305

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

Other Events

As previously disclosed, due primarily to the disproportionately higher compliance costs associated with being a public reporting company, we are currently considering deregistering our common stock under the Securities Exchange Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) (collectively, the “Disclosure Controls”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current Disclosure Controls are effective at a reasonable assurance level as of March 31, 2010. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ATLANTIC BANCSHARES, INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable

Item 6. Exhibits

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32.1	Section 1350 Certifications.

ATLANTIC BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2010	By:	/s/ Robert P. Trask
Robert P. Trask
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Michelle M. Pennell
Michelle M. Pennell
Principal Financial Officer

ATLANTIC BANCSHARES, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32.1	Section 1350 Certifications.