Form 10-Q
period 2010-06-30
Atlantic Bancshares, Inc.
filed 2010-08-16
CIK 1334504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated	☐(do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,403,147 shares of common stock, no par value per share, were issued and outstanding as of August 16, 2010.

ATLANTIC BANCSHARES, INC.

Condensed Consolidated Balance Sheets

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$8,895,337	$4,402,201

Total cash and cash equivalents	8,895,337	4,402,201

Securities available for sale	9,438,292	12,775,503
Nonmarketable equity securities	1,003,600	1,003,600

Loans receivable	70,915,754	73,228,508
Less allowance for loan losses	(895,851)	(864,417)

Loans, net	70,019,903	72,364,091

Accrued interest receivable	355,071	317,257
Premises, furniture and equipment, net	911,214	985,960
Other assets	871,849	897,377

Total assets	$91,495,266	$92,745,989

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$10,218,564	$9,708,565
Interest-bearing transaction accounts	2,407,038	2,767,108
Savings and money market	16,847,628	15,781,257
Time deposits $100,000 and over	22,799,094	19,962,912
Other time deposits	16,030,529	14,508,623

Total deposits	68,302,853	62,728,465

Advances from Federal Home Loan Bank	12,500,000	17,500,000
Advances from Federal Reserve Bank	—	2,000,000
Accrued interest payable	194,102	212,107
Other liabilities	362,290	300,191

Total liabilities	81,359,245	82,740,763

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized;
Series A, 2,000 shares issued and outstanding	1,888,720	1,878,008
Series B, $1,000 stated value; 98 shares issued and outstanding	106,222	106,992
Common stock, no par value, 10,000,000 shares authorized;
1,403,147 shares issued and outstanding	12,861,731	12,861,731
Additional paid in capital	441,779	385,432
Accumulated other comprehensive income	448,379	380,532
Deficit	(5,610,810)	(5,607,469)

Total shareholders’ equity	10,136,021	10,005,226

Total liabilities and shareholders’ equity	$91,495,266	$92,745,989

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$2,189,976	$2,254,062	$1,092,344	$1,131,390
Securities, available for sale, taxable	255,013	383,158	116,730	187,393
Nonmarketable equity securities	1,326	—	643	—
Federal funds sold	—	118	—	—
Interest bearing deposits with other banks	171	39	71	21

Total	2,446,486	2,637,377	1,209,788	1,318,804

Interest expense:
Time deposits $100,000 and over	195,640	355,785	96,116	170,171
Other deposits	295,613	433,858	150,369	201,395
Other borrowings	233,866	285,168	106,285	144,214

Total	725,119	1,074,811	352,770	515,780

Net interest income	1,721,367	1,562,566	857,018	803,024

Provision for loan losses	338,000	468,300	155,000	243,300

Net interest income after provision for loan losses	1,383,367	1,094,266	702,018	559,724

Other operating income:
Service fees on deposit accounts	69,118	65,667	34,401	33,726
Residential mortgage origination fees	1,676	18,138	1,676	9,919
Gain on sale of investments	108,695	—	—	—
Other income	67,709	45,057	34,489	25,187

Total	247,198	128,862	70,566	68,832

Noninterest expense:
Salaries and employee benefits	764,489	795,982	378,623	389,313
Net occupancy	210,064	195,382	99,088	99,706
Professional fees	174,808	94,301	89,002	54,203
Marketing	25,104	80,893	6,997	46,411
Furniture and equipment	51,880	92,223	26,103	44,528
Data processing and related costs	151,670	155,225	76,393	78,211
FDIC assessments	59,722	91,043	28,865	66,191
Other operating	186,771	131,440	81,269	59,246

Total	1,624,508	1,636,489	786,340	837,809

Income (loss) before income tax benefit	6,057	(413,361)	(13,756)	(209,253)

Income tax benefit	41,654	140,565	23,104	71,166

Net income (loss)	$47,711	$(272,796)	$9,348	$(138,087)

Net accretion of preferred stock to redemption value	9,942	—	4,998	—
Preferred stock dividends accrued	54,410	—	27,205	—

Net loss available to common shareholders	$(16,641)	$(272,796)	$(22,855)	$(138,087)

Basic loss per share	$(.01)	$(.22)	$(.02)	$(.11)

Diluted loss per common share	$(.01)	$(.22)	$(.02)	$(.11)

Average common shares outstanding	1,403,147	1,251,577	1,403,147	1,251,577

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Deficit	Accumulated other comprehensive income	Total Shareholder’s Equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	1,251,577	$11,982,122	—	$—	$271,806	$(2,668,989)	$385,065	$9,970,004
Net loss	—	—	—	—	—	(272,796)	—	(272,796)
Other comprehensive loss, net of taxes of $39,023	—	—	—	—	—	—	(75,752)	(75,752)

Total comprehensive loss								(348,548)
Stock based compensation	—	—	—	—	56,347	—	—	56,347

Balance, June 30, 2009	1,251,577	$11,982,122	—	$—	$328,153	$(2,941,785)	$309,313	$9,677,803

Balance, December 31, 2009	1,403,147	$12,861,731	2,098	$1,985,000	$385,432	$(5,607,469)	$380,532	$10,005,226
Net income	—	—	—	—	—	47,711	—	47,711
Other comprehensive income, net of taxes of $72,938 on unrealized holding gains on securities available for sale	—	—	—	—	—	—	141,586	141,586
Less reclassification adjustment for Gains included in net income, net of taxes of $34,956	—	—	—	—	—	—	(73,739)	(73,739)

Total comprehensive income								115,558
Net accretion/amortization of preferred stock discount premium	—	—	—	9,942	—	(9,942)	—	—
Preferred stock dividends	—	—	—	—	—	(41,110)	—	(41,110)
Stock based compensation	—	—	—	—	56,347	—	—	56,347

Balance, June 30, 2010	1,403,147	$12,861,731	2,098	$1,994,942	$441,779	$(5,610,810)	$448,379	$10,136,021

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$47,711	$(272,796)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	338,000	468,300
Loss (gain) on sale of repossessed assets	8,843	(600)
Depreciation and amortization expense	77,923	110,796
Accretion on securities available for sale	(59,798)	(27,352)
Gain on sale of investments	(108,695)	—
Stock-based compensation expense	56,347	56,347
Deferred income tax expense (benefit)	21,217	(140,565)
Deferred tax valuation allowance	(62,871)	—
(Increase) decrease in interest receivable	(37,814)	17,364
Decrease in accrued interest payable	(18,005)	(18,086)
Decrease in other assets	39,167	11,049
Increase in other liabilities	27,148	31,688

Net cash provided by operating activities	329,173	236,145

Cash flows from investing activities:
Net decrease in loans receivable	1,932,703	553,110
Purchase of premises, furniture and equipment	(3,177)	—
Proceeds from sale of repossessed assets	92,657	4,700
Proceeds from sale of securities available for sale	1,950,955	—
Repayments of securities available for sale	1,657,547	1,930,854
Purchase of nonmarketable equity securities	—	(112,400)

Net cash provided by investing activities	5,630,685	2,376,264

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	1,216,300	(3,349,473)
Net increase (decrease) in certificate of deposit and other time deposits	4,358,088	(476,837)
Net decrease in federal funds purchased	—	(236,500)
Net (decrease) increase in advances from the Federal Reserve Bank	(2,000,000)	1,000,000
Net (decrease) increase in Federal Home Loan Bank advances	(5,000,000)	2,000,000
Payment of dividends on preferred stock and warrants	(41,110)	—

Net cash used by financing activities	(1,466,722)	(1,062,810)

Net increase in cash and cash equivalents	4,493,136	1,549,599

Cash and cash equivalents, beginning of the period	4,402,201	577,915

Cash and cash equivalents, end of the period	$8,895,337	$2,127,514

Cash paid for:
Interest	$743,124	$1,092,897

Income taxes	$—	$—

Supplemental disclosures of noncash activities:
Other assets acquired in settlement of loans	$73,485	$4,100

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009.

Note 2 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010. According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President. The amendment had no impact on the financial statements included in this report.

In April 2010, guidance was issued related to accounting for acquired troubled loans that are subsequently modified. The guidance provides that if these loans meet the criteria to be accounted for within a pool, modifications to one or more of these loans do not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment. The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. These amendments had no impact on the financial statements included in this report.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Fair Value Measurements

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks – The carrying amount is a reasonable estimate of fair value.

Securities Available for Sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Nonmarketable Equity Securities – The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

Loans Receivable – Loans receivable are not recorded at fair value on a recurring basis. However, form time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management will measure impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, its liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments of collateral exceed the recorded investment in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral. Impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, management records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management records the impaired loan as nonrecurring Level 3.

Foreclosed Assets – Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon individual market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, management records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management records the foreclosed asset as nonrecurring Level 3.

Deposits – The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Advances from Federal Home Loan Bank – The fair value of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate from the Federal Home Loan Bank. The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently.

Advances from the Federal Reserve Bank – Effective March 18, 2010, the maximum maturity for Federal Reserve Bank Advances is shortened to overnight. Previously, Federal Reserve Bank advances were for a term of up to 28 days. In either case, the carrying amount approximates the fair value.

Accrued Interest Receivable and Payable – The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments – The carrying amount for loan commitments and standby letters of credit which are off-balance-sheet financial instruments approximates the fair value since the obligations are typically based on current market rates.

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$8,895,337	$8,895,337	$4,402,201	$4,402,201
Securities available for sale	9,438,292	9,438,292	12,775,503	12,775,503
Nonmarketable equity securities	1,003,600	1,003,600	1,003,600	1,003,600
Loans receivable	70,915,754	71,387,000	73,228,508	73,651,000
Accrued interest receivable	355,071	355,071	317,257	317,257

Financial Liabilities:
Demand deposits, interest-bearing transaction and savings accounts	29,473,230	29,473,230	28,256,930	28,256,930
Time deposits	38,829,623	39,182,000	34,471,535	34,874,000
Advances from the Federal Reserve Bank	—	—	2,000,000	2,000,000
Advances from Federal Home Loan Bank	12,500,000	13,172,000	17,500,000	17,880,000
Accrued interest payable	194,102	194,102	212,107	212,107

	Notional Amount	Fair Value	Notional Amount	Fair Value
Commitments to extend credit	$8,568,383	$—	$9,794,393	$—
Standby letters of credit	450,000	—	212,073	—

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$—	$9,438,292	$—

Total investment securities	$—	$9,438,292	$—

	December 31, 2009
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$—	$12,775,503	$—

Total investment securities	$—	$12,775,503	$—

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Foreclosed assets acquired in the settlement of loans are carried at the lower of cost of carrying value or fair value on a nonrecurring basis. The fair value is dependent primarily upon independent appraisals, which the Company considers level 2 inputs. The aggregate carrying amount of repossessed assets acquired in the settlement of loans was $184,385 and $212,400 at June 30, 2010 and December 31, 2009, respectively.

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans was $4,033,628 and $2,783,520 at June 30, 2010 and December 31, 2009, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 4 – Income (Loss) Per Share

Net income (loss) available to common shareholders represents net income (loss) adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following is a summary of the loss per share calculations for the six months ended June 30, 2010 and 2009 and for the three months ended June 30, 2010 and 2009.

	Six months ended June 30,
	2010	2009
Loss available to common shareholders:

Net income (loss)	$47,711	$(272,796)
Preferred stock dividends	54,410	—
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	9,942	—

Net loss available to common shareholders	$(16,641)	$(272,796)

Basic loss per share:

Net loss available to common shareholders	$(16,641)	$(272,796)

Average common shares outstanding – basic	1,403,147	1,251,577

Basic loss per share	$(.01)	$(.22)

	Three months ended June 30,
	2010	2009
Loss available to common shareholders:

Net income (loss)	$9,348	$(138,087)
Preferred stock dividends	27,205	—
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	4,998	—

Net loss available to common shareholders	$(22,855)	$(138,087)

Basic loss per share:

Net loss available to common shareholders	$(22,855)	$(138,087)

Average common shares outstanding – basic	1,403,147	1,251,577

Basic loss per share	$(.02)	$(.11)

ATLANTIC BANCSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – Subsequent Events

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2009 and through the second quarter of 2010, the capital and credit markets have experienced extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

ATLANTIC BANCSHARES, INC.

Overview

The following discussion describes our results of operations for the quarter and six-month period ended June 30, 2010 as compared to the quarter and six-month period ended June 30, 2009, and also analyzes our financial condition as of June 30, 2010 as compared to December 31, 2009.

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

Results of Operations

Net Interest Income

For the six months ended June 30, 2010, net interest income, the major component of our net income, increased $158,801, or 10.2%, to $1,721,367 as compared to $1,562,566 for the same period in 2009. Interest income of $2,446,486 for the six months ended June 30, 2010 mainly included $2,189,976 received on loans. For the six months ended June 30, 2010, interest income decreased $190,891, or 7.2%, from $2,637,377 for the six months ended June 30, 2009. Income on securities available for sale decreased $128,145 to $255,013 for the six months ended June 30, 2010 compared to $383,158 for the six months ended June 30, 2009 which was attributable to a $2 million investment sold for a gain in February 2010. Total interest expense of $725,119 for the six months ended June 30, 2010 decreased $349,692, or 32.5%, from $1,074,811 for the six months ended June 30, 2009.

The annualized average rate paid on interest-bearing liabilities for the six months ended June 30, 2010 and 2009 was 2.07% and 2.76%, respectively, while the annualized average rate realized on interest-earning assets was 5.96% and 5.83%, respectively for the same period. The annualized net interest margin and annualized net interest spread were 4.19% and 3.89%, respectively, for the six months ended June 30, 2010 compared to 3.45% and 3.07%, respectively, for the six months ended June 30, 2009. For the six months ended June 30, 2010, we continued to benefit from the repricing of our rate sensitive liabilities. The result was an increase in annualized net interest margin of 74 basis points and annualized net interest spread of 82 basis points during the six month period ended June 30, 2010, as compared to the six month period ended June 30, 2009.

For the three months ended June 30, 2010, net interest income was $857,018 as compared to $803,024 for the same period in 2009. The annualized average rate paid on interest-bearing liabilities for the three months ended June 30, 2010 and 2009

ATLANTIC BANCSHARES, INC.

was 2.03% and 2.65%, respectively, while the annualized average rate realized on interest-earning assets was 5.96% and 5.83% for the same periods. The annualized net interest margin and annualized net interest spread were 4.22% and 3.93% for the three month period ended June 30, 2010 compared to 3.55% and 3.18% for the three months ended June 30, 2009.

Provision and Allowance for Loan Losses

General. We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $895,851 and $880,716, or 1.26% and 1.19% of total loans, as of June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, the provision expense was $338,000 and $468,300, respectively. As of June 30, 2010, 18 loans to 15 borrowers totaling $4,224,308 were impaired and loans totaling $7,339,372 were considered criticized (i.e., potentially impaired) loans. Included in the impaired loans at June 30, 2010 were nonaccrual loans totaling $965,768. As of June 30, 2009, 18 loans to 16 borrowers totaling $2,767,637 were impaired and loans totaling $4,012,904 were considered criticized (i.e., potentially impaired) loans. Included in the impaired loans at June 30, 2009 were nonaccrual loans totaling $1,961,741.

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

The process of reviewing and assessing the ratings on loans is performed by personnel in our credit administration area, including a special assets manager. A loan is determined to be impaired when it is probably that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled. Criticized loans are loans that have potential weaknesses that require close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Loans on our watch list are considered criticized assets. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. Loans in the substandard/special mention category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity. Loans in the doubtful category exhibit the same weaknesses found in the substandard/special mention loans; however, the weaknesses are more pronounced. These loans, however, are not regularly rated as impaired because certain events may occur which could salvage the debt such as injection of capital, alternative financing, or liquidation of assets.

Specific Reserve. We analyze individual impaired loans within the portfolio and make allocations to the allowance based on each loan’s specific factors and other circumstances that affect the collectability of the credit. Significant individual credits classified as doubtful or substandard/special mention within our credit grading system that are determined to be impaired require both individual analysis and specific allocation. Management has determined that impaired loans totaled $4,224,308 and $2,767,637 at June 30, 2010 and 2009, respectively. Specific valuation allowances related to these impaired loans totaled $190,680 and $259,129 at June 30, 2010 and 2009, respectively.

ATLANTIC BANCSHARES, INC.

The loans with specific reserves are typically identified by personnel in our credit administration area. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. All loans on nonaccrual or that meet the definition of a troubled debt restructured loan are identified as impaired.

In situations where a loan is determined to be impaired, the loan is excluded from the general reserve calculations described below and is assigned a specific reserve. These reserves are based on a thorough analysis of the most probable source of repayment, which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows or, in rare cases, the market value of the loan itself. The credit administration area periodically reviews the fair value assigned to each impaired loan and adjusts the specific reserve accordingly.

For collateral dependent loans where repayment of the loan is expected to be provided solely by the underlying collateral, current market appraisals are ordered to estimate the current fair value of the collateral. However, in situations where a current market appraisal is not available, management uses the best available information, including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data, to estimate the current fair value. The estimated costs to sell the subject property are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed. In general, any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral that can be identified as uncollectible, and is therefore deemed a confirmed loss, is promptly charged off against the loan loss allowance.

The accuracy of the loan ratings is validated by a third party review that is performed semi-annually and covers a substantial sample of the loan portfolio. In addition, the FDIC and the South Carolina Board of Financial Institutions (“SCBFI”) review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information made available to them at the time of their examination. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses estimated at any point in time.

General Reserve. Our general reserve was $705,171 as of June 30, 2010, as compared to $621,587 as of June 30, 2009. We calculate our general reserve based on a percentage allocation for each of the effective categories of unclassified loan types. Due to our short operating history, our historical loss rate may not represent realistic loss factors for pools of loans. Therefore, FDIC statistics for our peer group are used to estimate a historical loss percentage. In addition, qualitative and environmental factors, as discussed below, are considered. The general estimate is then added to the specific reserves made to determine the amount of the total allowance for loan losses.

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

The downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas. Management believes estimates of the level of allowance for loan losses required have been appropriate and expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends. No assurances can be given in this regard, however, especially considering the overall weakness in the real estate market.

ATLANTIC BANCSHARES, INC.

Noninterest Income

Total noninterest income for the six months ended June 30, 2010 and 2009 was $247,198 and $128,862, respectively. We realized a gain on the sale of an investment, a mortgage backed security, totaling $108,695 in February 2010. There were no investment sales in 2009. Lack of consumer demand and the weak economy continue to diminish mortgage loan sale volume. Mortgage origination fee income decreased $16,462 to $1,676 for the six months ended June 30, 2010 as compared to $18,138 for the six months ended June 30, 2009. Other noninterest income increased $22,652 to $67,709 for the six months ending June 30, 2010 as compared to $45,057 for the six months ended June 30, 2009. This increase was mainly driven by increased bankcard fees. Bankcard fees grew $13,328 to $42,118 for the six months ended June 30, 2010 compared to $28,790 for the six months ended June 30, 2009 as a result of increased bankcard transaction volume.

Total noninterest income for the three months ended June 30, 2010 and 2009 was $70,566 and $68,832, respectively. Mortgage loan origination income totaled $1,676 for the three months ended June 30, 2010 as compared to $9,919 for the three months ended June 30, 2009. Other income totaled $34,489 for the three months ended June 30, 2010 as compared to $25,187 for the three months ended June 30, 2009. This positive variance was mainly attributable to increased bankcard transaction volume.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2010 and 2009 was $1,624,508 and $1,636,489, respectively. The primary component of noninterest expense was salaries and benefits, which decreased $31,493 to $764,489 for the six months ended June 30, 2010 as compared to $795,982 for the six months ended June 30, 2009. Effective October 9, 2009, the Company suspended its matching contribution for a defined contribution plan established during fiscal year 2007 resulting in savings totaling $22,771 for the six months ended June 30, 2010. Professional fees increased $80,507 to $174,808 for the six months ended June 30, 2010 as compared to $94,301 for the six months ended June 30, 2009 chiefly as a result of fees connected to our prospective deregistration initiative, proxy solicitation fees and legal fees related to increased foreclosure activity. Other operating expenses increased $55,331 to $186,771 for the six months ended June 30, 2010 as compared to $131,440 for the six months ended June 30, 2009 mostly generated by losses and carrying costs associated with foreclosed assets and by increased disaster recovery contingency plan expenses.

Total noninterest expense for the three months ended June 30, 2010 and 2009 was $786,340 and $837,809, respectively. The primary component of noninterest expense was salaries and benefits, which were $378,623 and $389,313 for the three months ended June 30, 2010 and 2009, respectively. Increased professional fees and other operating costs for the three months ended June 30, 2010 were offset by reduced costs in marketing expense, furniture and equipment expense and FDIC assessments compared to the three months ended June 30, 2009. Marketing expense decreased $39,414 to $6,997 for the three months ended June 30, 2010 as compared to $46,411 for the three months ended June 30, 2009. Management’s efforts to refine and review marketing initiatives continue to produce reduced marketing costs. Furniture and fixture expenses decreased $18,425 to $26,103 for the three months ended June 30, 2010 as compared to $44,528 for the three months ended June 30, 2009 mainly attributable to reduced computer equipment depreciation expense. FDIC deposit insurance assessment decreased $37,326 to $28,865 for the three months ended June 30, 2010, as compared to $66,191 for the three months ended June 30, 2009. In June 2009, $42,500 was accrued for a special FDIC assessment required by the FDIC.

Net Loss

The combination of the above factors resulted in a net loss available to common shareholders for the six months ended June 30, 2010 of $16,641, after the recognition of an income tax benefit of $41,654 for the period, net accretion of preferred stock to redemption value of $9,942 and accrued preferred stock dividends of $54,410 for the period. For the period ended June 30, 2009, the net loss was $272,796, after the recognition of an income tax benefit of $140,565 for the period.

Net loss for the three months ended June 30, 2010 was $22,855, after the recognition of an income tax benefit of $23,104 for the period, net accretion of preferred stock to redemption value of $4,998 and accrued preferred stock dividends of $27,205 for the period. For the three months ended June 30, 2009, the net loss was $138,087, after the recognition of an income tax benefit of $71,166 for the period.

ATLANTIC BANCSHARES, INC.

Assets and Liabilities

During the first six months of 2010, total assets decreased $1,250,723, or 1.3%, to $91,495,266 at June 30, 2010 when compared to December 31, 2009. Loans receivable decreased $2,312,754 to $70,915,754 as of June 30, 2010 when compared to December 31, 2009. Securities available for sale decreased $3,337,211 to $9,438,292 when compared to December 31, 2009 mainly due to the sale of a mortgage backed security with a book value of $1,842,260 in February 2010 and to principal repayments on the remaining mortgage backed securities in the investment portfolio during the six months ended June 30, 2010. Management’s decision to sell a mortgage backed security generated a gain on the sale of an investment totaling $108,695 recorded in February 2010. The proceeds from the investment sale transaction were used to partially repay a Federal Home Loan Bank fixed rate advance, which matured in March 2010.

Investment Securities Available for Sale

The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements and to provide collateral for pledges on public funds and as collateral for lines of credit and advances with correspondent banks. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining the Company’s securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on available for sale investments at was 5.14% at June 30, 2010 and 2009. The carrying values of the investments available for sale at June 30, 2010 and 2009 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO

	June 30,
	2010	2009
Mortgage-backed securities	$9,438,292	$14,370,470

Total investment securities	$9,438,292	$14,370,470

The Company accounts for its investment securities in accordance with generally accepted accounting principles. All securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at June 30, 2010 and June 30, 2009. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$8,758,930	$679,362	$—	$9,438,292

Total investment securities	$8,758,930	$679,362	$—	$9,438,292

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$12,198,939	$576,564	$—	$12,775,503

Total investment securities	$12,198,939	$576,564	$—	$12,775,503

The amortized cost and fair value of investment securities available for sale at June 30, 2010, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due in one year to five years	—	—
Due in five years to ten years	1,457,063	1,573,092
Due in ten years and over	7,301,867	7,865,200

Total	$8,758,930	$9,438,292

ATLANTIC BANCSHARES, INC.

The Company had no unrealized losses as of June 30, 2010 or December 31, 2009. The Company sold one investment security for the six months ended June 30, 2010 which produced a realized gain totaling $108,695 in February 2010. There were no sales of investment securities for the year ended December 31, 2009.

Loans

Continued depressed loan demand from qualified applicants and repayments of existing loans produced a loan balance decline during the first six months of 2010. Net loans decreased by $2,344,188, or 3.2%, to $70,019,903 during the period. As shown below, the largest category of loans was real estate mortgage loans which decreased $684,467 to $49,421,154 from December 31, 2009 to June 30, 2010. Construction, land and land development loans decreased $1,229,402 to $16,807,483 from $18,036,885 as of June 30, 2010 and December 31, 2009, respectively. Balances within the major loans receivable categories as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Real estate:
Mortgage	$49,421,154	$50,105,621
Construction, land and land development	16,807,483	18,036,885

Total real estate loans	66,228,637	68,142,506

Commercial and industrial	4,019,872	4,158,554
Consumer and other	676,631	779,170
Agriculture and other farm	—	174,104
Deferred origination fees, net	(9,386)	(25,826)

Gross loans	70,915,754	73,228,508
Less allowance for loan losses	(895,851)	(864,417)

Loans, net	$70,019,903	$72,364,091

Risk Elements in the Loan Portfolio

At June 30, 2010, we had 18 loans totaling $4,224,308 that were impaired. Fifteen of these loans totaling $4,111,419 are secured by real estate, one loan totaling $24,419 is secured by an automobile, one loan totaling $54,843 is secured by business assets including accounts receivable, inventory, furniture, fixtures and equipment and one loan totaling $33,627 is unsecured. Included in the allowance for loan losses at June 30, 2010 was $190,680 related to impaired loans.

Nonaccrual loans totaled $965,768 and $1,961,741 at June 30, 2010 and 2009, respectively. As of June 30, 2010, the Bank had no loans 90 days or more past due and still accruing interest. The Bank had one loan totaling $29,115 which was 90 days or more past due and still accruing interest as of June 30, 2009.

During the quarter ended June 30, 2010, $116,261 was charged off as loss against allowance for loan and lease losses. The allowance for loan losses to loans outstanding increased to 1.26% from 1.19% as of June 30, 2010 and 2009, respectively. The following table depicts the activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009:

	June 30,
	2010	2009
Balance, January 1,	864,417	$1,075,776
Provision for loan losses for the period	338,000	468,300
Net loans (charged-off) recovered during the period	(306,566)	(663,360)

Balance, end of period	$(895,851)	$(880,716)

Gross loans outstanding, end of period	$70,915,754	$74,142,651

Allowance for loan losses to loans outstanding	1.26%	1.19%

ATLANTIC BANCSHARES, INC.

Deposits

Total deposits were $68,302,853 at June 30, 2010, as compared to $62,728,465 at December 31, 2009. The largest category of deposits was time deposits $100,000 and over which increased $2,836,182 to $22,799,094 at June 30, 2010, as compared to $19,962,912 at December 31, 2009. In January 2010 and April 2010, the Bank obtained $1,000,000 in six month certificates of deposit from the South Carolina State Treasurer quarterly auction. Securities from the investment portfolio are pledged as collateral for these deposits which total $2,000,000 as of June 30, 2010. Savings and money market accounts increased to $16,847,628 at June 30, 2010, as compared to $15,781,257 at December 31, 2009. Other time deposits increased to $16,030,529 at June 30, 2010, as compared to $14,508,623 at December 31, 2009 mainly attributable to increased internet deposits raised through the Bank’s subscription to Qwickrate.

Balances within the major deposit categories as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Noninterest bearing transaction accounts	$10,218,564	$9,708,565
Interest-bearing transaction accounts	2,407,038	2,767,108
Savings and money market	16,847,628	15,781,257
Time deposit $100,000 and over	22,799,094	19,962,912
Other time deposits	16,030,529	14,508,623

Total deposits	$68,302,853	$62,728,465

Other Borrowings

Other borrowings are comprised of Federal Home Loan Bank of Atlanta advances and advances from the Federal Reserve Bank. Federal Home Loan Bank advances are collateralized by pledged Federal Home Loan Bank stock, certain commercial and residential loans, including home equity lines of credit and by a portion of our investment portfolio. Federal Home Loan Bank advances decreased $5,000,000 to $12,500,000 at June 30, 2010, as compared to December 31, 2009. During the quarter ended March 31, 2010, two Federal Home Loan Bank advances totaling $7,000,000 matured and were replaced by a number of fixed rate advances totaling $3,000,000 with laddered maturities ranging from eighteen months to four years. Existing liquidity along with funds received from the sale of an investment in February were used to repay the residual first quarter 2010 advance maturities. One Federal Home Loan Bank advance totaling $1,000,000 matured in the quarter ended June 30, 2010 and was repaid from existing liquidity.

Federal Home Loan Bank advances as of June 30, 2010 and December 31, 2009 are as follows:

Maturity	Rate	June 30, 2010 Balance	December 31, 2009 Balance
01/25/2010	1.1400%	—	2,000,000
03/12/2010	2.6400%	—	5,000,000
05/28/2010	3.5800%	—	1,000,000
05/31/2011	3.9300%	1,000,000	1,000,000
07/11/2011	3.6675%	1,000,000	1,000,000
09/12/2011	.8300%	250,000	—
03/12/2012	1.1400%	500,000	—
07/10/2012	3.8990%	1,000,000	1,000,000
09/12/2012	3.7000%	750,000	750,000
01/25/2013	1.8300%	500,000	—
03/12/2013	1.7900%	500,000	—
09/12/2013	3.8500%	750,000	750,000
01/27/2014	2.4000%	500,000	—
03/12/2014	2.3700%	750,000	—
11/29/2017	3.4840%	5,000,000	5,000,000

Total advances from Federal Home Loan Bank		$12,500,000	$17,500,000

There were no Federal Reserve Bank advances outstanding as of June 30, 2010. As of December 31, 2009, the Bank had two short term (maturities of 28 days or less) advances from the Federal Reserve Bank in the amount of $2,000,000. Certain lot loans and a portion of the investment portfolio comprise the lendable collateral available for Federal Reserve Bank advances.

ATLANTIC BANCSHARES, INC.

Federal Reserve Bank advances as of June 30, 2010 and December 31, 2009:

Maturity	Rate	June 30, 2010 Balance	December 31, 2009 Balance
01/27/2010	.50%	—	1,000,000
01/28/2010	.50%	—	1,000,000

Total advances from Federal Reserve Bank		$—	$2,000,000

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, federal funds sold, and other borrowings to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of June 30, 2010, we had unsecured lines of credit to purchase federal funds from unrelated banks totaling $3,770,000. As of June 30, 2010, there was no balance outstanding on any line of credit. The lenders have reserved the right to withdraw the unsecured lines at their option. These lines of credit are available on various structures for general corporate purposes.

At June 30, 2010, the Bank had remaining available credit from the Federal Home Loan Bank totaling $407,073 based upon existing pledged investment and loan collateral. At June 30, 2010, an additional $9,260,000 of credit was also available to the Bank upon the receipt of additional collateral pledged to the Federal Home Loan Bank.

As of June 30, 2010, the Bank had $4,466,167 of total lendable collateral available for overnight advances at the Federal Reserve Discount Window. Lot loans totaling $9,473,702 were pledged to Federal Reserve Bank of Richmond which produced lendable collateral value totaling $3,315,796 and $1,099,791 of securities were in safekeeping at the Federal Reserve Bank of Richmond which produced lendable collateral value totaling $1,150,371. The rate on the advances from the Discount Window is the Federal Reserve Discount Window rate. Advances from the Federal Reserve Discount Window are not subject to prepayment penalties. As of June 30, 2010, there were no advances outstanding from the Federal Reserve Bank of Richmond.

Capital Resources

Total shareholders’ equity increased $130,795 during the first six months of 2010 to $10,136,021 from $10,005,226 as of December 31, 2009. The increase is attributable to the net income for the period of $47,711, $56,347 for stock-based compensation expense and $67,847 related to unrealized gains on securities offset by $41,110 dividends paid on the company’s preferred stock and warrants.

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

As of June 30, 2010, the Bank exceeded its minimum regulatory capital ratios, as well as the ratios to be considered

“well-capitalized.”

The following table summarizes the Bank’s risk-based capital at June 30, 2010:

Shareholders’ equity	$8,704,000
Less-unrealized net gain on available-for-sale securities	(448,000)

Tier 1 capital	$8,256,000

Plus – allowance for loan losses(1)	782,000

Total capital	$9,038,000

Risk-weighted assets	$62,459,000

Risk-based capital ratios:

Tier 1 capital (to risk-weighted assets)	13.22%
Total capital (to risk-weighted assets)	14.47%
Tier 1 capital (to total average assets)	9.38%

(1)	Limited to 1.25% of risk-weighted assets

The Company has paid all quarterly dividend payments to the U.S. Department of Treasury (“Treasury”) owed through the filing date of this report in connection with the Company’s issuance of Series A and Series B Preferred Stock to Treasury through the Capital Purchase Program. At June 30, 2010 the Series A and Series B Preferred Stock qualifies as Tier 1 capital and is presented in permanent equity on the Consolidated Statement of Condition in the amounts of $1,888,720 and $106,222, respectively, for the Series A and Series B Preferred Stock.

Proceeds from the sale of the Series A and Series B Preferred Stock will be used for general corporate purposes, primarily to support the operations and lending activity of the Bank. As of June 30, 2010 a total of $775,000 of the $2,000,000 proceeds from the sale of the Series A and Series B Preferred Stock has been used as a capital contribution to the Bank.

Off-Balance Sheet Risk

Through the operations of the Bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2010, we had issued commitments to extend credit of $8,431,901 through various types of lending arrangements. We had $136,482 of unused credit under pre-arranged overdraft plans. There were also $450,000 outstanding commercial letters of credit at June 30, 2010.

ATLANTIC BANCSHARES, INC.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2010.

	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total
Unused commitments to extend credit	$1,178,440	$3,204,808	$1,380,947	$2,804,188	$8,568,383
Standby commercial letters of credit	—	450,000	—	—	450,000

Totals	$1,178,440	$3,654,808	$1,380,947	$2,804,188	$9,018,383

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

Financial Regulatory Reform

On July 21, 2010, President Obama signed into law the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•

Trust Preferred Securities. Under the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities.

•

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates the Bureau of Consumer Financial Protection (the “Bureau”) within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay

ATLANTIC BANCSHARES, INC.

dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•

Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. The Dodd-Frank Act enhances independence requirements for compensation committee members, and provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Other Events

As previously disclosed, due primarily to the disproportionately higher compliance costs associated with being a public reporting company, we are currently considering deregistering our common stock under the Securities Exchange Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) (collectively, the “Disclosure Controls”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current Disclosure Controls are effective at a reasonable assurance level as of June 30, 2010. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ATLANTIC BANCSHARES, INC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. [Reserved]

Item 5. Other Information

At the Company’s annual meeting of shareholders on May 28, 2010, the shareholders considered proposals regarding the election the board of directors for a one-year term and the ratification of the appointment of Elliott Davis, LLC as the Company’s independent registered public accounting firm for fiscal year 2010. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for the proposals and those withheld or abstained (there were no broker non-votes).

Proposal #1 – Election of the Board of Directors

Our directors are elected for one-year terms at each annual meeting. The current directors are listed below. Each director was nominated for election at the annual meeting for a one-year term. Votes for the election of the directors were as follows:

Name of Director	Shares Voted in Favor	Shares Voted Against	Abstentions
Gary C. Davis	745,649	—	18,257
Frederick Anthony Nimmer, III	745.649	—	18,257
Robyn Josselson Shirley	745.649	—	18,257
Mark S. Simpson	745.649	—	18,257
Brian J. Smith	745.649	—	18,257
Robert P. Trask	740,649	—	18,257
Allen B. Ward	745.649	—	18,257
Edgar L. Woods	745.649	—	18,257

Proposal #2 – Ratify the appointment of Elliott Davis, LLC as our independent registered public accounting firm for fiscal year 2109

The vote of the shareholders to ratify the appointment of Elliott Davis as out independent registered public accounting firm for fiscal year 2010 was 895,689 shares voted in favor, 5,000 shares voted against, and 18,757 shares abstained.

ATLANTIC BANCSHARES, INC.

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

Date: August 16, 2010	By:	/s/ Robert P. Trask
Robert P. Trask
President and Chief Executive Officer

Date: August 16, 2010	By:	/s/ Michelle M. Pennell
Michelle M. Pennell
Principal Financial Officer

ATLANTIC BANCSHARES, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32.1	Section 1350 Certifications.