Form 10-Q
period 2010-09-30
Atlantic Bancshares, Inc.
filed 2010-11-15
CIK 1334504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,403,147 shares of common stock, no par value per share, were issued and outstanding as of November 12, 2010.

ATLANTIC BANCSHARES, INC.

Condensed Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements.

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$6,038,163	$4,402,161
Interest bearing deposits with other banks	40	40

Total cash and cash equivalents	6,038,203	4,402,201

Securities available for sale	8,644,793	12,775,503
Nonmarketable equity securities	931,600	1,003,600
Loans receivable	73,232,484	73,228,508
Less allowance for loan losses	(887,486)	(864,417)

Loans, net	72,344,998	72,364,091
Accrued interest receivable	299,554	317,257
Premises, furniture and equipment, net	872,581	985,960
Other assets acquired in settlement of loans	505,337	212,400
Other assets	698,425	684,977

Total assets	$90,335,491	$92,745,989

Liabilities:
Deposits:
Noninterest bearing transaction accounts	$6,611,935	$9,708,565
Interest-bearing transaction accounts	2,301,728	2,767,108
Savings and money market	15,122,638	15,781,257
Time deposits $100,000 and over	24,794,629	19,962,912
Other time deposits	18,914,759	14,508,623

Total deposits	67,745,689	62,728,465

Advances from Federal Home Loan Bank	12,500,000	17,500,000
Advances from Federal Reserve Bank	—	2,000,000
Accrued interest payable	199,427	212,107
Other liabilities	307,030	300,191

Total liabilities	80,752,146	82,740,763

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized;
Series A, 2,000 shares issued and outstanding	1,894,165	1,878,008
Series B, $1,000 stated value; 98 shares issued and outstanding	105,831	106,992
Common stock, no par value, 10,000,000 shares authorized;
1,403,147 shares issued and outstanding	12,861,731	12,861,731
Additional paid in capital	470,419	385,432
Accumulated other comprehensive income	359,481	380,532
Deficit	(6,108,282)	(5,607,469)

Total shareholders’ equity	9,583,345	10,005,226

Total liabilities and shareholders’ equity	$90,335,491	$92,745,989

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$3,220,710	$3,388,171	$1,030,734	$1,134,109
Securities, available for sale, taxable	364,764	556,660	109,751	173,502
Nonmarketable equity securities	2,427	977	1,101	977
Federal funds sold	—	118	—	—
Interest bearing deposits with other banks	299	68	128	29

Total	3,588,200	3,945,994	1,141,714	1,308,617

Interest expense:
Time deposits $100,000 and over	319,348	505,957	107,152	150,172
Other deposits	410,735	630,366	131,678	196,508
Other borrowings	335,788	430,145	101,922	144,977

Total	1,065,871	1,566,468	340,752	491,657

Net interest income	2,522,329	2,379,526	800,962	816,960
Provision for loan losses	908,000	1,304,300	570,000	836,000

Net interest income (expense) after provision for loan losses	1,614,329	1,075,226	230,962	(19,040)

Other operating income:
Service fees on deposit accounts	100,970	101,357	31,852	35,690
Residential mortgage origination fees	1,676	19,887	—	1,749
Gain on sale of investments	164,282	—	55,587	—
Bankcard fees	64,904	46,171	22,786	17,381
Other income	45,823	28,138	20,232	11,871

Total	377,655	195,553	130,457	66,691

Noninterest expense:
Salaries and employee benefits	1,147,233	1,197,353	382,744	401,371
Net occupancy	319,527	296,525	109,463	101,143
Professional fees	255,561	153,572	80,753	59,271
Marketing	37,083	118,500	11,979	37,607
Furniture and equipment	80,881	126,892	29,001	34,668
Data processing and related costs	229,074	228,314	77,404	73,089
FDIC assessments	91,519	126,215	31,797	35,172
Other operating	306,115	265,066	119,344	133,627

Total	2,466,993	2,512,437	842,485	875,948

Loss before income tax benefit	(475,009)	(1,241,658)	(481,066)	(828,297)
Income tax benefit (expense)	57,507	(1,269,305)	15,853	(1,409,870)

Net loss	$(417,502)	$(2,510,963)	$(465,213)	$(2,238,167)

Net accretion of preferred stock to redemption value	14,996	—	5,054	—
Preferred stock dividends accrued	81,615	—	27,205	—

Net loss available to common shareholders	$(514,113)	$(2,510,963)	$(497,472)	$(2,238,167)

Basic loss per share	$(.37)	$(2.01)	$(.35)	$(1.79)

Diluted loss per common share	$(.37)	$(2.01)	$(.35)	$(1.79)

Average common shares outstanding	1,403,147	1,252,132	1,403,147	1,253,225

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Deficit	Accumulated other comprehensive income	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	1,251,577	$11,982,122	—	$—	$271,806	$(2,668,989)	$385,065	$9,970,004
Proceeds from issuance of common stock, net of offering costs of $27,556	151,573	881,882	—	—	—	—	—	881,882
Cash paid for fractional shares	(3)	(18)	—	—	—	—	—	(18)
Net loss	—	—	—	—	—	(2,510,963)	—	(2,510,963)
Other comprehensive income, net of taxes of $34,386	—	—	—	—	—	—	66,749	66,749

Total comprehensive loss								(2,444,214)
Stock based compensation	—	—	—	—	84,988	—	—	84,988

Balance, September 30, 2009	1,403,147	$12,863,986	—	$—	$356,794	$(5,179,952)	$451,814	$8,492,642

Balance, December 31, 2009	1,403,147	$12,861,731	2,098	$1,985,000	$385,432	$(5,607,469)	$380,532	$10,005,226
Net loss	—	—	—	—	—	(417,502)	—	(417,502)
Other comprehensive income, net of taxes of $45,011 on unrealized holding gains on securities available for sale	—	—	—	—	—	—	87,375	87,375
Less reclassification adjustment for Gains included in net income, net of taxes of $55,856	—	—	—	—	—	—	(108,426)	(108,426)

Total comprehensive loss								(438,553)
Net accretion/amortization of preferred stock discount premium	—	—	—	14,996	—	(14,996)	—	—
Preferred stock dividends	—	—	—	—	—	(68,315)	—	(68,315)
Stock based compensation	—	—	—	—	84,987	—	—	84,987

Balance, September 30, 2010	1,403,147	$12,861,731	2,098	$1,999,996	$470,419	$(6,108,282)	$359,481	$9,583,345

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss	$(417,502)	$(2,510,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	908,000	1,304,300
Gain on sale of repossessed assets	(7,785)	(600)
Write down of other real estate owned	60,450	41,100
Depreciation and amortization expense	116,555	157,280
Net accretion/amortization on securities available for sale	(76,256)	(40,640)
Gain on sale of investments held for sale	(164,282)	—
Stock-based compensation expense	84,987	84,988
Deferred income tax benefit	(132,607)	(414,036)
Deferred tax valuation allowance	75,100	1,683,342
Decrease in interest receivable	17,703	28,855
Decrease in accrued interest payable	(12,680)	(51,635)
Decrease (increase) in other assets	44,059	(19,635)
Increase in other liabilities	17,683	15,991

Net cash provided by operating activities	513,425	278,347

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(1,343,793)	107,120
Purchase of premises, furniture and equipment	(3,177)	(2,152)
Proceeds from sale of repossessed assets	109,285	4,700
Purchase of securities available for sale	(1,072,690)	—
Proceeds from sale of securities available for sale	2,939,842	—
Repayments of securities available for sale	2,472,201	2,888,660
Redemption (purchase) of nonmarketable equity securities	72,000	(112,400)

Net cash provided by investing activities	3,173,668	2,885,928

Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(4,220,629)	(836,280)
Net increase (decrease) in certificate of deposits and other time deposits	9,237,853	(3,466,403)
Net decrease in federal funds purchased	—	(236,500)
Net decrease in advances from the Federal Reserve Bank	(2,000,000)	—
Net (decrease) increase in Federal Home Loan Bank advances	(5,000,000)	2,000,000
Proceeds from sale of common stock, net of stock issuance costs	—	881,864
Payment of dividends on preferred stock and warrants	(68,315)	—

Net cash used by financing activities	(2,051,091)	(1,657,319)

Net increase in cash and cash equivalents	1,636,002	1,506,956

Cash and cash equivalents, beginning of the period	4,402,201	577,915

Cash and cash equivalents, end of the period	$6,038,203	$2,084,871

Cash paid for:
Interest	$1,078,551	$1,618,103

Income taxes	$—	$—

Supplemental disclosures of noncash activities:
Other assets acquired in settlement of loans	$454,887	$4,100

See notes to condensed consolidated financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Atlantic Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”. The updates were effective upon issuance but had no impact on the Company’s financial statements.

ATLANTIC BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks — The carrying amount is a reasonable estimate of fair value.

Securities Available for Sale — Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Nonmarketable Equity Securities — The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

Loans Receivable — For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management will measure impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, its liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments of collateral exceed the recorded investment in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral. Impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, management records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management records the impaired loan as nonrecurring Level 3.

Foreclosed Assets — Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon individual market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, management records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management records the foreclosed asset as nonrecurring Level 3.

ATLANTIC BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Deposits — The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Advances from Federal Home Loan Bank — The fair value of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate from the Federal Home Loan Bank. The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently.

Advances from the Federal Reserve Bank — Effective March 18, 2010, the maximum maturity for Federal Reserve Bank Advances is shortened to overnight. Previously, Federal Reserve Bank advances were for a term of up to 28 days. In either case, the carrying amount approximates the fair value.

Accrued Interest Receivable and Payable — The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments — The carrying amount for loan commitments and standby letters of credit which are off-balance-sheet financial instruments approximates the fair value since the obligations are typically based on current market rates.

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$6,038,203	$6,038,203	$4,402,201	$4,402,201
Securities available for sale	8,644,793	8,644,793	12,775,503	12,775,503
Nonmarketable equity securities	931,600	931,600	1,003,600	1,003,600
Loans receivable	73,232,484	73,486,000	73,228,508	73,651,000
Accrued interest receivable	299,554	299,554	317,257	317,257

Financial Liabilities:
Demand deposits, interest-bearing transaction and savings accounts	24,036,301	24,036,301	28,256,930	28,256,930
Time deposits	43,709,388	44,247,000	34,471,535	34,874,000
Advances from the Federal Reserve Bank	—	—	2,000,000	2,000,000
Advances from Federal Home Loan Bank	12,500,000	13,349,000	17,500,000	17,880,000
Accrued interest payable	199,427	199,427	212,107	212,107

	Notional Amount	Fair Value	Notional Amount	Fair Value
Commitments to extend credit	$9,465,797	$—	$9,794,393	$—
Standby letters of credit	75,000	—	212,073	—

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

ATLANTIC BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$—	$7,555,983	$—

Municipal securities	—	1,088,810	—

Total investment securities	$—	$8,644,793	$—

	December 31, 2009
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$—	$12,775,503	$—

Total investment securities	$—	$12,775,503	$—

Foreclosed assets acquired in the settlement of loans are carried at the lower of cost of carrying value or fair value on a nonrecurring basis. The fair value is dependent primarily upon independent appraisals, which the Company considers level 2 inputs. The aggregate carrying amount of repossessed assets acquired in the settlement of loans was $505,337 and $212,400 at September 30, 2010 and December 31, 2009, respectively.

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans was $2,526,329 and $848,830 at September 30, 2010 and December 31, 2009, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 4 — Loss Per Share

Net loss available to common shareholders represents net loss adjusted for preferred dividends including dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

ATLANTIC BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following is a summary of the loss per share calculations for the nine months ended September 30, 2010 and 2009 and for the three months ended September 30, 2010 and 2009.

	Nine months ended September 30,
	2010	2009
Loss available to common shareholders:

Net loss	$(417,502)	$(2,510,963)
Preferred stock dividends accrued	81,615	—
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	14,996	—

Net loss available to common shareholders	$(514,113)	$(2,510,963)

Basic loss per share:

Net loss available to common shareholders	$(514,113)	$(2,510,963)

Average common shares outstanding — basic	1,403,147	1,252,132

Basic loss per share	$(.37)	$(2.01)

	Three months ended September 30,
	2010	2009
Loss available to common shareholders:

Net loss	$(465,213)	$(2,238,167)
Preferred stock dividends accrued	27,205	—
Deemed dividends on preferred stock resulting from net accretion of discount and amortization of premium	5,054	—

Net loss available to common shareholders	$(497,472)	$(2,238,167)

Basic loss per share:

Net loss available to common shareholders	$(497,472)	$(2,238,167)

Average common shares outstanding — basic	1,403,147	1,253,225

Basic loss per share	$(.35)	$(1.79)

Due to the net loss, common share equivalents were not included in loss per share calculations as their effect would be anti-dilutive.

Note 5 — Subsequent Events

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

ATLANTIC BANCSHARES, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2009 and through the third quarter of 2010, the capital and credit markets have experienced extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

ATLANTIC BANCSHARES, INC.

Overview

The following discussion describes our results of operations for the quarter and nine-month period ended September 30, 2010 as compared to the quarter and nine-month period ended September 30, 2009, and also analyzes our financial condition as of September 30, 2010 as compared to December 31, 2009.

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2010, net interest income, the major component of our net income, increased $142,803, or 6%, to $2,522,329 as compared to $2,379,526 for the same period in 2009. Interest income of $3,588,200 for the nine months ended September 30, 2010 mainly included $3,220,710 received on loans. For the nine months ended September 30, 2010, interest income decreased $357,794, or 9%, from $3,945,994 for the nine months ended September 30, 2009. Income on securities available for sale decreased $191,896 to $364,764 for the nine months ended September 30, 2010 compared to $556,660 for the nine months ended September 30, 2009 which was mainly attributable to a $2 million investment sold for a gain in February 2010. Interest expense of $1,065,871 for the nine months ended September 30, 2010 decreased $500,597, or 32%, from $1,566,468 for the nine months ended September 30, 2009.

The annualized average rate paid on interest-bearing liabilities for the nine months ended September 30, 2010 and 2009 was 2.02% and 2.71%, respectively, while the annualized average rate realized on interest-earning assets was 5.76% and 5.82%, respectively for the same period. The annualized net interest margin and annualized net interest spread were 4.05% and 3.74%, respectively, for the nine months ended September 30, 2010 compared to 3.51% and 3.11%, respectively, for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we continued to benefit from the repricing of our rate sensitive liabilities. The result was an increase in annualized net interest margin of 54 basis points and annualized net interest spread of 63 basis points during the nine month period ended September 30, 2010, as compared to the nine month period ended September 30, 2009.

For the three months ended September 30, 2010, net interest income was $800,962 as compared to $816,960 for the same period in 2009. The annualized average rate paid on interest-bearing liabilities for the three months ended September 30,

ATLANTIC BANCSHARES, INC.

2010 and 2009 was 1.92% and 2.56%, respectively, while the annualized average rate realized on interest-earning assets was 5.56% and 5.82% for the same periods. The annualized net interest margin and annualized net interest spread were 3.90% and 3.64% for the three month period ended September 30, 2010 compared to 3.64% and 3.26% for the three months ended September 30, 2009.

Provision and Allowance for Loan Losses

General. We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $887,486 and $795,064, or 1.21% and 1.08% of total loans, as of September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, the provision expense was $908,000 and $1,304,300, respectively. As of September 30, 2010, 25 loans to 19 borrowers totaling $6,248,148 were impaired and loans totaling $7,644,264 were considered criticized (i.e., potentially impaired) loans. Included in the impaired loans at September 30, 2010 were nonaccrual loans totaling $3,664,991. As of September 30, 2009, 20 loans to 18 borrowers totaling $2,786,978 were impaired and loans totaling $3,696,253 were considered criticized (i.e., potentially impaired) loans. Included in the impaired loans at September 30, 2009 were nonaccrual loans totaling $1,471,192.

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

The process of reviewing and assessing the ratings on loans is performed by personnel in our credit administration area, including a special assets manager. A loan is determined to be impaired when it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled. Criticized loans are loans that have potential weaknesses that require close attention and which could, if uncorrected, result in deterioration of the prospects for repayment of our credit position at a future date. Loans on our watch list are considered criticized assets. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. Loans in the substandard/special mention category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity. Loans in the doubtful category exhibit the same weaknesses found in the substandard/special mention loans; however, the weaknesses are more pronounced. These loans, however, are not regularly rated as impaired because certain events may occur which could salvage the debt such as injection of capital, alternative financing, or liquidation of assets.

Specific Reserve. We analyze individual impaired loans within the portfolio and make allocations to the allowance based on each loan’s specific factors and other circumstances that affect the collectability of the credit. Significant individual credits classified as doubtful or substandard/special mention within our credit grading system that are determined to be impaired require both individual analysis and specific allocation. Management has determined that impaired loans totaled $6,248,148 and $2,786,978 at September 30, 2010 and 2009, respectively. Specific valuation allowances related to these impaired loans totaled $43,500 and $100,204 at September 30, 2010 and 2009, respectively.

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

General Reserve. Our general reserve was $843,986 as of September 30, 2010, as compared to $694,860 as of September 30, 2009. We calculate our general reserve based on a percentage allocation for each of the effective categories of unclassified loan types. Due to our short operating history, our historical loss rate may not represent realistic loss factors for pools of loans. Therefore, FDIC statistics for our peer group are used to estimate a historical loss percentage. In addition, qualitative and environmental factors, as discussed below, are considered. The general estimate is then added to the specific reserves made to determine the amount of the total allowance for loan losses.

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

ATLANTIC BANCSHARES, INC.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2010 and 2009 was $377,655 and $195,553, respectively. We realized gains on the sale of investments, three mortgage backed securities, totaling $164,282 during the nine months ended September 30, 2010. There were no investment sales in 2009. Lack of consumer demand and the weak economy continue to diminish mortgage loan sale volume. Mortgage origination fee income decreased $18,211 to $1,676 for the nine months ended September 30, 2010 as compared to $19,887 for the nine months ended September 30, 2009. Other noninterest income increased $36,418 to $110,727 for the nine months ending September 30, 2010 as compared to $74,309 for the nine months ended September 30, 2009. This increase was mainly driven by increased bankcard fees. Bankcard fees grew $18,733 to $64,904 for the nine months ended September 30, 2010 compared to $46,171 for the nine months ended September 30, 2009 as a result of increased bankcard transaction volume.

Total noninterest income for the three months ended September 30, 2010 and 2009 was $130,457 and $66,691, respectively. The increase was mainly attributable to a realized gain on the sale of two mortgage backed securities, totaling $55,587, in August 2010. Other income totaled $43,018 for the three months ended September 30, 2010 as compared to $29,252 for the three months ended September 30, 2009. This positive variance was mainly attributable to increased bankcard transaction volume.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2010 and 2009 was $2,466,993 and $2,512,437, respectively. The primary component of noninterest expense was salaries and benefits, which decreased $50,120 to $1,147,233 for the nine months ended September 30, 2010 as compared to $1,197,353 for the nine months ended September 30, 2009. Effective October 9, 2009, the Company suspended its matching contribution for a defined contribution plan established during fiscal year 2007 resulting in savings totaling $34,802 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Professional fees increased $101,989 to $255,561 for the nine months ended September 30, 2010 as compared to $153,572 for the nine months ended September 30, 2009 chiefly as a result of fees connected to our prospective deregistration initiative, proxy solicitation fees and legal fees related to increased foreclosure activity. Other operating expenses increased $41,049 to $306,115 for the nine months ended September 30, 2010 as compared to $265,066 for the nine months ended September 30, 2009 mostly generated by losses and carrying costs associated with foreclosed assets and by increased disaster recovery contingency plan expenses.

Total noninterest expense for the three months ended September 30, 2010 and 2009 was $842,485 and $875,948, respectively. The primary component of noninterest expense was salaries and benefits, which were $382,744 and $401,371 for the three months ended September 30, 2010 and 2009, respectively. Increased occupancy, professional fees and data processing costs for the three months ended September 30, 2010 were offset by reduced costs in marketing expense, furniture and equipment expense, FDIC assessments and other operating costs compared to the three months ended September 30, 2009. Marketing expense decreased $25,628 to $11,979 for the three months ended September 30, 2010 as compared to $37,607 for the three months ended September 30, 2009. Management’s efforts to refine and review marketing initiatives continue to produce reduced marketing costs.

Net Loss

The combination of the above factors resulted in a net loss available to common shareholders for the nine months ended September 30, 2010 of $514,113, after the recognition of an income tax benefit of $57,507 for the period, net accretion of preferred stock to redemption value of $14,996 and accrued preferred stock dividends of $81,615 for the period. For the period ended September 30, 2009, the net loss was $2,510,963, after the recognition of an income tax benefit of $414,037 for the period offset by $1,683,342 for the creation of a deferred tax valuation allowance.

Net loss for the three months ended September 30, 2010 was $465,213, after the recognition of an income tax benefit of $15,853 for the period, net accretion of preferred stock to redemption value of $5,054 and accrued preferred stock dividends of $27,205 for the period. For the three months ended September 30, 2009, the net loss was $2,238,167, after the recognition of an income tax benefit of $273,472 for the period offset by $1,683,342 for the creation of a deferred tax valuation allowance.

Assets and Liabilities

During the first nine months of 2010, total assets decreased $2,410,498, or 2.6%, to $90,335,491 at September 30, 2010 when compared to December 31, 2009. Loans receivable decreased $3,976 to $73,232,484 as of September 30, 2010 when

ATLANTIC BANCSHARES, INC.

compared to December 31, 2009. Securities available for sale decreased $4,130,710 to $8,644,793 when compared to December 31, 2009 mainly due to the sale of a mortgage backed security with a book value of $1,842,260 in February 2010 and to principal repayments on the remaining mortgage backed securities in the investment portfolio during the nine months ended September 30, 2010. The proceeds from the February 2010 investment sale transaction were used to partially repay a Federal Home Loan Bank fixed rate advance, which matured in March 2010.

Investment Securities Available for Sale

The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements and to provide collateral for pledges on public funds and as collateral for lines of credit and advances with correspondent banks. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining the Company’s securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The annualized average yield on available for sale investments was 4.83% and 4.98% at September 30, 2010 and 2009, respectively. The carrying values of the investments available for sale at September 30, 2010 and 2009 are as follows:

	INVESTMENT PORTFOLIO
	September 30,
	2010	2009
Mortgage-backed securities	$7,555,983	$13,641,862

Municipal securities	1,088,810	—

Total investment securities	$8,644,793	$13,641,862

The Company accounts for its investment securities in accordance with generally accepted accounting principles. All securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at September 30, 2010 and December 31, 2009. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities	$7,027,893	$528,090	$—	$7,555,983

Municipal securities	1,072,231	16,579	—	1,088,810

Total investment securities	$8,100,124	$544,669	$—	$8,644,793

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities	$12,198,939	$576,564	$—	$12,775,503

Total investment securities	$12,198,939	$576,564	$—	$12,775,503

The amortized cost and fair value of investment securities available for sale at September 30, 2010, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due in one year to five years	—	—
Due in five years to ten years	1,575,423	1,713,388
Due in ten years and over	6,524,701	6,931,405

Total	$8,100,124	$8,644,793

ATLANTIC BANCSHARES, INC.

The Company had no unrealized losses as of September 30, 2010 or December 31, 2009. For the nine months ended September 30, 2010, the Company has sold one investment security which produced a realized gain totaling $108,695 in February 2010 and two additional investment securities which produced a realized gain totaling $55,587 in August 2010. There were no sales of investment securities for the year ended December 31, 2009.

Loans

Net loans decreased slightly by $19,093, to $72,344,998 during the first nine months of 2010. As shown below, the largest category of loans was real estate mortgage loans which increased $2,685,677 to $52,791,298 from December 31, 2009 to September 30, 2010. Construction, land and land development loans decreased $2,134,847 to $15,902,038 from $18,036,885 as of September 30, 2010 and December 31, 2009. Balances within the major loans receivable categories as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Real estate:
Mortgage	$52,791,298	$50,105,621
Construction, land and land development	15,902,038	18,036,885

Total real estate loans	68,693,336	68,142,506

Commercial and industrial	3,919,347	4,158,554
Consumer and other	646,886	779,170
Agriculture and other farm	—	174,104
Deferred origination fees, net	(27,085)	(25,826)

Gross loans	73,232,484	73,228,508
Less allowance for loan losses	(887,486)	(864,417)

Loans, net	$72,344,998	$72,364,091

Risk Elements in the Loan Portfolio

At September 30, 2010, we had 25 loans totaling $6,248,148 that were impaired. Twenty of these loans totaling $6,063,761 are secured by real estate, two loans totaling $114,310 are secured by business assets including accounts receivable, inventory, furniture, fixtures and equipment, one loan totaling $23,164 is secured by an automobile, one loan totaling $13,686 is secured by a boat and one loan totaling $33,227 is unsecured. Included in the allowance for loan losses at September 30, 2010 was a $43,500 specific reserve related to impaired loans.

Nonaccrual loans totaled $3,664,991 and $1,961,741 at September 30, 2010 and 2009, respectively. The Bank had no loans 90 days or more past due and still accruing interest as of September 30, 2010 and 2009.

During the quarter ended September 30, 2010, $578,365 was charged off as loss against allowance for loan and lease losses. The allowance for loan losses to loans outstanding increased to 1.21% from 1.08% as of September 30, 2010 and 2009, respectively. The following table depicts the activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009:

	September 30,
	2010	2009
Balance, January 1,	$864,417	$1,075,776
Provision for loan losses for the period	908,000	1,304,300
Net loans charged-off during the period	(884,931)	(1,585,012)

Balance, end of period	$887,486	$795,064

Gross loans outstanding, end of period	$73,232,484	$73,666,989

Allowance for loan losses to loans outstanding	1.21%	1.08%

Deposits

Total deposits were $67,745,689 at September 30, 2010, as compared to $62,728,465 at December 31, 2009. Noninterest bearing transaction accounts decreased $3,096,630 to $6,611,935 at September 30, 2010 as compared to $9,708,565 at

ATLANTIC BANCSHARES, INC.

December 31, 2009 mainly associated with random balance swings in one noninterest bearing commercial account. The largest category of deposits was time deposits $100,000 and over which increased $4,831,717 to $24,794,629 at September 30, 2010, as compared to $19,962,912 at December 31, 2009. In April 2010, the Bank obtained a $1,000,000 six month certificate of deposit from the South Carolina State Treasurer quarterly auction. Securities from the investment portfolio are pledged as collateral for this deposit which matured in October 2010. Core time deposits $100,000 and over increased $2,215,503 to $19,440,477 at September 30, 2010, as compared to $17,224,974 at December 31, 2009. Other time deposits increased to $18,914,759 at September 30, 2010, as compared to $14,508,623 at December 31, 2009 mainly attributable to increased internet deposits raised through the Bank’s subscription to Qwickrate.

Balances within the major deposit categories as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Noninterest bearing transaction accounts	$6,611,935	$9,708,565
Interest-bearing transaction accounts	2,301,728	2,767,108
Savings and money market	15,122,638	15,781,257
Time deposit $100,000 and over	24,794,629	19,962,912
Other time deposits	18,914,759	14,508,623

Total deposits	$67,745,689	$62,728,465

Other Borrowings

Other borrowings are comprised of Federal Home Loan Bank of Atlanta advances and advances from the Federal Reserve Bank. Federal Home Loan Bank advances are collateralized by pledged Federal Home Loan Bank stock, certain commercial and residential loans, including home equity lines of credit and by a portion of our investment portfolio. Federal Home Loan Bank advances decreased $5,000,000 to $12,500,000 at September 30, 2010, as compared to December 31, 2009. During the quarter ended March 31, 2010, two Federal Home Loan Bank advances totaling $7,000,000 matured and were replaced by six fixed rate advances totaling $3,000,000 with laddered maturities ranging from eighteen months to four years. Existing liquidity along with funds received from the sale of an investment in February were used to repay the residual first quarter 2010 advance maturities. One Federal Home Loan Bank advance totaling $1,000,000 matured in the quarter ended June 30, 2010 and was repaid from existing liquidity.

Federal Home Loan Bank advances as of September 30, 2010 and December 31, 2009 are as follows:

Maturity	Rate	September 30, 2010 Balance	December 31, 2009 Balance
01/25/2010	1.1400%	—	2,000,000
03/12/2010	2.6400%	—	5,000,000
05/28/2010	3.5800%	—	1,000,000
05/31/2011	3.9300%	1,000,000	1,000,000
07/11/2011	3.6675%	1,000,000	1,000,000
09/12/2011	.8300%	250,000	—
03/12/2012	1.1400%	500,000	—
07/10/2012	3.8990%	1,000,000	1,000,000
09/12/2012	3.7000%	750,000	750,000
01/25/2013	1.8300%	500,000	—
03/12/2013	1.7900%	500,000	—
09/12/2013	3.8500%	750,000	750,000
01/27/2014	2.4000%	500,000	—
03/12/2014	2.3700%	750,000	—
11/29/2017	3.4840%	5,000,000	5,000,000

Total advances from Federal Home Loan Bank		$12,500,000	$17,500,000

ATLANTIC BANCSHARES, INC.

There were no Federal Reserve Bank advances outstanding as of September 30, 2010. As of December 31, 2009, the Bank had two short term (maturities of 28 days or less) advances from the Federal Reserve Bank in the amount of $2,000,000. Certain lot loans and a portion of the investment portfolio comprise the lendable collateral available for Federal Reserve Bank advances.

Federal Reserve Bank advances as of September 30, 2010 and December 31, 2009:

Maturity	Rate	September 30, 2010 Balance	December 31, 2009 Balance
01/27/2010	.50%	—	1,000,000
01/28/2010	.50%	—	1,000,000

Total advances from Federal Reserve Bank		$—	$2,000,000

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, federal funds sold, and other borrowings to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of September 30, 2010, we had unsecured lines of credit to purchase federal funds from unrelated banks totaling $3,770,000. As of September 30, 2010, there was no balance outstanding on any line of credit. The lenders have reserved the right to withdraw the unsecured lines at their option. These lines of credit are available on various structures for general corporate purposes.

At September 30, 2010, the Bank had remaining available credit from the Federal Home Loan Bank totaling $1,252,141 based upon existing pledged investment and loan collateral. At September 30, 2010, an additional $10,340,000 of credit was also available to the Bank upon the receipt of additional collateral pledged to the Federal Home Loan Bank.

As of September 30, 2010, the Bank had $2,996,871 of total lendable collateral available for overnight advances at the Federal Reserve Discount Window based upon existing pledged lot loans totaling $7,886,502. The rate on the advances from the Discount Window is the Federal Reserve Discount Window rate. Advances from the Federal Reserve Discount Window are not subject to prepayment penalties. As of September 30, 2010, there were no advances outstanding from the Federal Reserve Bank of Richmond.

Capital Resources

Total shareholders’ equity decreased $421,881 during the first nine months of 2010 to $9,583,345 from $10,005,226 as of December 31, 2009. The decrease is attributable to the net loss for the period of $417,502, $21,051 related to unrealized losses on securities and to $68,315 dividends paid on the company’s preferred stock and warrants offset by $84,987 additional paid in capital related to stock-based compensation expense.

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

ATLANTIC BANCSHARES, INC.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Bank’s Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of September 30, 2010, the Bank exceeded its minimum regulatory capital ratios, as well as the ratios to be considered “well-capitalized.”

The following table summarizes the Bank’s risk-based capital at September 30, 2010:

Shareholders’ equity	$8,209,000
Less-unrealized net gain on available-for-sale securities	(359,000)

Tier 1 capital	$7,850,000
Plus — allowance for loan losses(1)	794,000

Total capital	$8,644,000

Risk-weighted assets	$63,437,000

Risk-based capital ratios:
Tier 1 capital (to risk-weighted assets)	12.37%
Total capital (to risk-weighted assets)	13.63%
Tier 1 capital (to total average assets)	8.77%

(1)	Limited to 1.25% of risk-weighted assets

The Company has paid all quarterly dividend payments to the U.S. Department of Treasury (“Treasury”) owed through the filing date of this report in connection with the Company’s issuance of Series A and Series B Preferred Stock to Treasury through the Capital Purchase Program. At September 30, 2010 the Series A and Series B Preferred Stock qualifies as Tier 1 capital and is presented in permanent equity on the Consolidated Statement of Condition in the amounts of $1,894,165 and $105,831, respectively, for the Series A and Series B Preferred Stock.

Proceeds from the sale of the Series A and Series B Preferred Stock will be used for general corporate purposes, primarily to support the operations and lending activity of the Bank. As of September 30, 2010 a total of $775,000 of the $2,000,000 proceeds from the sale of the Series A and Series B Preferred Stock has been used as a capital contribution to the Bank.

Off-Balance Sheet Risk

Through the operations of the Bank, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2010, we had issued commitments to extend credit of $9,378,006 through various types of lending arrangements. We had $87,791 of unused credit under pre-arranged overdraft plans. There were also $75,000 outstanding commercial letters of credit at September 30, 2010.

ATLANTIC BANCSHARES, INC.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2010.

	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total
Unused commitments to extend credit	$1,013,572	$4,353,797	$1,241,406	$2,857,022	$9,465,797
Standby commercial letters of credit	25,000	50,000	—	—	75,000

Totals	$1,038,572	$4,403,797	$1,241,406	$2,857,022	$9,540,797

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

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provides unlimited insurance for noninterest bearing transaction accounts from December 31, 2010 through December 31, 2012. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay

ATLANTIC BANCSHARES, INC.

dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on all demand deposits.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) (collectively, the “Disclosure Controls”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current Disclosure Controls are effective at a reasonable assurance level as of September 30, 2010. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 12, 2010	By:	/S/ ROBERT P. TRASK
Robert P. Trask
President and Chief Executive Officer

Date: November 12, 2010	By:	/S/ MICHELLE M. PENNELL
Michelle M. Pennell
Principal Financial Officer

ATLANTIC BANCSHARES, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32.1	Section 1350 Certifications.